Form 10-Q
period 1997-06-30
NEXTLEVEL SYSTEMS INC
filed 1997-08-14
CIK 1035881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(Mark One)

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                         For the quarterly period ended June 30, 1997

                                              OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                  For the transition period from ------------ to ------------

                               Commission file number 001-12925

                            NEXTLEVEL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 36-4134221
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

              8770 WEST BRYN MAWR AVENUE, CHICAGO, ILLINOIS 60631
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (773) 695-1000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / / No /X/ *

* Registrant became subject to the filing requirements on June 13, 1997.
                            ------------------------

    As of July 31, 1997 there were 147,314,624 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

                            NEXTLEVEL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                       (UNAUDITED)
                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                       ASSETS
Current Assets:
Short-term investment................................................................  $     30,306   $   --
Accounts receivable, less allowance for doubtful accounts of $13,556 and $12,910,
  respectively.......................................................................       352,311      392,984
Inventories..........................................................................       282,629      263,829
Prepaid expenses and other current assets............................................        21,878       17,657
Deferred income taxes................................................................        68,856       81,226
                                                                                       ------------  ------------
      Total current assets...........................................................       755,980      755,696
Property, plant and equipment, net...................................................       255,234      251,748
Intangibles, less accumulated amortization of $81,075 and $76,077, respectively......        87,804       92,802
Excess of cost over fair value of net assets acquired, less accumulated amortization
  of $100,670 and $93,552, respectively..............................................       471,665      478,783
Investments and other assets.........................................................        37,290       18,208
Deferred income taxes................................................................        46,154       32,499
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................  $  1,654,127   $1,629,736
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                        LIABILITIES AND DIVISIONAL NET EQUITY
Current Liabilities:
Accounts payable.....................................................................  $    179,826   $  201,382
Accrued interest payable.............................................................        10,248        4,274
Accrued liabilities..................................................................       166,590      168,508
                                                                                       ------------  ------------
      Total current liabilities......................................................       356,664      374,164
Deferred income taxes................................................................         7,372        6,353
NLC litigation liability.............................................................       138,000      139,100
Other non-current liabilities........................................................        67,639       58,945
                                                                                       ------------  ------------
      Total liabilities..............................................................       569,675      578,562
                                                                                       ------------  ------------
Commitments and contingencies

Divisional net equity................................................................     1,084,452    1,051,174
                                                                                       ------------  ------------
TOTAL LIABILITIES AND DIVISIONAL NET EQUITY..........................................  $  1,654,127   $1,629,736
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See notes to consolidated financial statements.

                            NEXTLEVEL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED--IN THOUSANDS)

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                 -----------------------  -----------------------
                                                                    1997        1996         1997        1996
                                                                 ----------  -----------  ----------  -----------
NET SALES......................................................  $  450,403  $   433,173  $  858,431  $   820,121
                                                                 ----------  -----------  ----------  -----------
OPERATING COSTS AND EXPENSES
  Cost of sales................................................     332,785      322,357     627,299      609,171
  Selling, general and administrative..........................      51,890       40,200      94,644       74,307
  NLC litigation costs.........................................      --          141,000      --          141,000
  Research and development.....................................      49,630       51,328     100,675       97,320
  Amortization of excess of cost over fair value of net assets
    acquired...................................................       3,560        3,485       7,118        7,001
                                                                 ----------  -----------  ----------  -----------
      Total operating costs and expenses.......................     437,865      558,370     829,736      928,799
                                                                 ----------  -----------  ----------  -----------
OPERATING INCOME (LOSS)........................................      12,538     (125,197)     28,695     (108,678)
Other expense, net.............................................      (1,324)        (413)     (1,853)        (851)
Interest expense, net..........................................      (6,420)      (6,742)    (13,511)     (13,400)
                                                                 ----------  -----------  ----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES..............................       4,794     (132,352)     13,331     (122,929)
(Provision) Benefit for income taxes...........................      (4,388)      46,223      (7,965)      42,643
                                                                 ----------  -----------  ----------  -----------
NET INCOME (LOSS)..............................................  $      406  $   (86,129) $    5,366  $   (80,286)
                                                                 ----------  -----------  ----------  -----------
                                                                 ----------  -----------  ----------  -----------

                See notes to consolidated financial statements.

                            NEXTLEVEL SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF DIVISIONAL NET EQUITY

                           (UNAUDITED--IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                   JUNE 30, 1997
                                                                                                 -----------------
Balance, January 1, 1997.......................................................................    $   1,051,174
Net income.....................................................................................            5,366
Transfers to General Instrument................................................................           (8,990)
Other transactions with General Instrument.....................................................           18,415
Unrealized gain on investment, net of income taxes of $11,819..................................           18,487
                                                                                                 -----------------
Balance, June 30, 1997.........................................................................    $   1,084,452
                                                                                                 -----------------
                                                                                                 -----------------

                See notes to consolidated financial statements.

                            NEXTLEVEL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED--IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              ---------------------
                                                                                                1997        1996
                                                                                              ---------  ----------
Operating Activities:
Net income (loss)...........................................................................  $   5,366  $  (80,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization.............................................................     45,660      38,186
  NLC litigation costs, net.................................................................     --          91,650
  Changes in assets and liabilities:
    Accounts receivable.....................................................................     49,560     (49,606)
    Inventories.............................................................................    (18,800)    (99,330)
    Prepaid expenses and other current assets...............................................        779      (4,595)
    Deferred income taxes...................................................................      4,620       9,938
    Accounts payable, income taxes payable and other accrued liabilities....................    (21,806)     40,044
    Other non-current liabilities...........................................................      3,041       1,799
  Other.....................................................................................     (2,105)     (3,341)
                                                                                              ---------  ----------
Net cash provided by (used in) operating activities.........................................     66,315     (55,541)
                                                                                              ---------  ----------
Investing Activities:
  Additions to property, plant and equipment................................................    (36,547)    (67,492)
  Investments in other assets...............................................................    (20,778)    (11,671)
                                                                                              ---------  ----------
Net cash used in investing activities.......................................................    (57,325)    (79,163)
                                                                                              ---------  ----------
Financing Activities:
  Transfers (to) from General Instrument....................................................     (8,990)    134,704
                                                                                              ---------  ----------
Net cash (used in) provided by financing activities.........................................     (8,990)    134,704
                                                                                              ---------  ----------
Change in cash and cash equivalents.........................................................     --          --
Cash and cash equivalents, beginning of period..............................................     --          --
                                                                                              ---------  ----------
Cash and cash equivalents, end of period....................................................  $  --      $   --
                                                                                              ---------  ----------
                                                                                              ---------  ----------

                See notes to consolidated financial statements.

                            NEXTLEVEL SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. COMPANY BACKGROUND

    NextLevel Systems, Inc. ("NextLevel Systems" or the "Company"), formerly the Communications Business of General Instrument Corporation ("General Instrument"), was incorporated in Delaware in January 1997 and is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, telephony and satellite markets. NextLevel Systems' Broadband Networks Group is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators. NextLevel Systems' Satellite Data Networks Group is a leading provider of digital satellite systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its Next Level Communications business, NextLevel Systems will provide telephone network solutions through its NLevel(3) Switched Digital Services system.

    General Instrument (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to NextLevel Systems (then a wholly-owned subsidiary of General Instrument) and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of its outstanding shares of capital stock of each of NextLevel Systems and CommScope to its stockholders on a pro rata basis as a dividend in a transaction that was consummated on July 28, 1997. Approximately 147.3 million shares of NextLevel Systems Common Stock, based on an exchange ratio of one for one, were distributed to General Instrument's stockholders of record on July 25, 1997 (the "NextLevel Distribution"). On July 28, 1997, approximately 49.1 million shares of CommScope Common Stock, based on an exchange ratio of one for three, were distributed to NextLevel Systems' stockholders of record on that date (the "CommScope Distribution" and, together with the NextLevel Distribution, the "Distributions"). On July 28, 1997, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock, and General Instrument retained no ownership interest in either NextLevel Systems or CommScope. Additionally, immediately following the NextLevel Distribution, General Instrument was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

    For the purpose of governing certain of the ongoing relationships among NextLevel Systems, CommScope and General Semiconductor after the Distributions and to provide mechanisms for an orderly transition, NextLevel Systems, CommScope and General Semiconductor have entered into various agreements. NextLevel Systems, CommScope and General Semiconductor believe that the agreements are fair to each of the parties and are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties.

    In connection with the Distributions, NextLevel Systems recorded a charge of $16 million to cost of sales during the three months ended June 30, 1997 ($18 million for the six months ended June 30, 1997) for employee costs related to dividing General Instrument's Taiwan operations between NextLevel Systems and General Semiconductor. Additionally, NextLevel Systems recorded a charge of $6 million to selling, general and administrative expense for costs, primarily legal and other professional fees, incurred during the three months ended June 30, 1997.

                            NEXTLEVEL SYSTEMS, INC.

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

2. BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in divisional net equity and cash flows of NextLevel Systems that were transferred from General Instrument in the Distributions (See Note 1). The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 and the consolidated statement of divisional net equity for the six months ended June 30, 1997 of NextLevel Systems are unaudited and reflect all adjustments of a normal recurring nature (except for those charges disclosed in Notes 1 and 5) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

    The consolidated financial statements include an allocation of certain assets, liabilities and general corporate expenses from General Instrument. In the opinion of management, general corporate administrative expenses have been allocated to NextLevel Systems on a reasonable and consistent basis using management's estimate of services provided to NextLevel Systems by General Instrument. However, such allocations are not necessarily indicative of the level of expenses which would have been incurred had NextLevel Systems been operating as a separate stand-alone entity during the periods presented.

    Prior to the Distributions, NextLevel Systems participated in General Instrument's cash management program, and the accompanying financial statements include an allocation of net interest expense from General Instrument. To the extent NextLevel Systems generated positive cash, such amounts were remitted to General Instrument. To the extent NextLevel Systems experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by General Instrument. The net effect of these transactions is reflected in divisional net equity. Net interest expense has been allocated based upon NextLevel Systems' net assets as a percentage of the total net assets of General Instrument. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had NextLevel Systems operated as a separate, stand-alone entity. Subsequent to the Distributions, NextLevel Systems is responsible for the cash management functions using its own resources or purchased services and will be responsible for the costs associated with operating a public company.

    NextLevel Systems' financial results include the costs incurred by General Instrument pension and postretirement benefit plans for employees and retirees of NextLevel Systems. The provision for income taxes for the three and six months ended June 30, 1997 and 1996 are based on NextLevel Systems' expected annual effective rate including the tax effects of restructuring charges, calculated assuming NextLevel Systems had filed separate tax returns under its existing structure.

    The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, changes in divisional net equity and cash flows of NextLevel Systems in the future or on a historical basis had NextLevel Systems been a separate stand-alone entity for the periods presented. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 1997 and 1996 except for the charges discussed in Notes 1 and 5. These interim consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited combined financial statements contained in the Company's Prospectus, dated June 13, 1997.

                            NEXTLEVEL SYSTEMS, INC.

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

2. BASIS OF PRESENTATION (CONTINUED)
    Certain reclassifications have been made to the comparative prior period financial statements to conform to the current period presentation.

3. PRO FORMA FINANCIAL INFORMATION

    The accompanying unaudited pro forma consolidated statements of operations present the consolidated results of NextLevel Systems and were prepared to give effect to the Distributions as if they had occurred on January 1, 1996. The unaudited pro forma statements of operations set forth below do not purport to represent what NextLevel Systems' operations actually would have been had the Distributions occurred on January 1, 1996 or to project NextLevel Systems' operating results for any future period.

    The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of NextLevel Systems which were adjusted to reflect: (i) an additional $1.8 million of selling, general and administrative ("SG&A") costs for the three months ended June 30, 1997 and 1996 and an additional $3.6 million and $3.7 million of SG&A costs for the six months ended June 30, 1997 and 1996, respectively, to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions will no longer be allocable and are expected to be incurred by NextLevel Systems in the future; and (ii) a net debt level of $100 million at the beginning of each period presented.

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                      -----------------------  ------------------------
                                                                         1997        1996         1997         1996
                                                                      ----------  -----------  -----------  -----------
Net sales...........................................................  $  450,403  $   433,173  $   858,431  $   820,121
                                                                      ----------  -----------  -----------  -----------
Operating costs and expenses
  Costs of sales....................................................     332,785      322,357      627,299      609,171
  Selling, general and administrative...............................      53,690       42,000       98,244       78,007
  NLC litigation costs..............................................      --          141,000      --           141,000
  Research and development..........................................      49,630       51,328      100,675       97,320
  Amortization of excess of cost over fair value of net assets
    acquired........................................................       3,560        3,485        7,118        7,001
                                                                      ----------  -----------  -----------  -----------
Total operating costs and expenses..................................     439,665      560,170      833,336      932,499
                                                                      ----------  -----------  -----------  -----------
Operating income (loss).............................................      10,738     (126,997)      25,095     (112,378)
Other expense, net..................................................      (1,324)        (413)      (1,853)        (851)
Interest expense....................................................      (1,900)      (1,900)      (3,800)      (3,800)
                                                                      ----------  -----------  -----------  -----------
Income (loss) before income taxes...................................       7,514     (129,310)      19,442     (117,029)
Income tax (provision) benefit......................................      (5,488)      45,223      (10,387)      40,556
                                                                      ----------  -----------  -----------  -----------
Net income (loss)...................................................  $    2,026  $   (84,087) $     9,055  $   (76,473)
                                                                      ----------  -----------  -----------  -----------
                                                                      ----------  -----------  -----------  -----------
Pro forma shares outstanding (*)....................................     148,700      148,700      148,700      148,700
Pro forma earnings (loss) per share (*).............................  $     0.01  $     (0.57) $      0.06  $     (0.51)
                                                                      ----------  -----------  -----------  -----------
                                                                      ----------  -----------  -----------  -----------

------------------------

(*) Pro forma earnings (loss) per share was calculated by dividing pro forma net income (loss) by the sum of 147.3 million NextLevel System common shares issued, and 1.4 million common equivalent shares existing, on the date of the Distributions.

                            NEXTLEVEL SYSTEMS, INC.

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

3. PRO FORMA FINANCIAL INFORMATION (CONTINUED)

    Stockholders' equity on a pro forma and historical basis at June 30, 1997 was approximately $1.1 billion.

4. INVENTORIES

    Inventories consist of:

                                                              JUNE 30, 1997  DECEMBER 31, 1996
                                                              -------------  -----------------
Raw materials...............................................   $   122,874      $   104,984
Work in process.............................................        28,009           21,344
Finished goods..............................................       131,746          137,501
                                                              -------------        --------
                                                               $   282,629      $   263,829
                                                              -------------        --------
                                                              -------------        --------

5. LITIGATION

    In April 1995, prior to the Company's acquisition of Next Level Communications ("NLC") in September 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC ("NLC Litigation"). On March 28, 1996, a jury verdict was reached in the case which stated that the founders of NLC breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that NLC used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, a final judgment against NLC and the individual defendants was entered in favor of DSC, in a total amount of $137 million. However, the court denied DSC's request for entry of permanent injunctive relief. In June 1996, a pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides appealed to the U.S. Court of Appeals for the Fifth Circuit. Enforcement of the judgment was stayed pending the determination of the appeal. On February 28, 1997, the U.S. Court of Appeals for the Fifth Circuit confirmed the trial court's denial of DSC's request for injunctive relief, reversed the district court judgment for diversion of a corporate opportunity and remanded the case to the trial court for the entry of judgment on the misappropriation of trade secrets claim, which the Company expects to result in a damage award of not more than $138 million plus accrued interest. On June 25, 1997, the Court of Appeals denied both parties' motions for rehearing, and the trial court has not entered a revised final judgment.

    An action entitled BROADBAND TECHNOLOGIES, INC. VS. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Company infringes BroadBand Technologies, Inc.'s U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument's motion to dismiss the complaint for lack of personal jurisdiction was denied.

    In March 1997, NLC commenced an action against BroadBand Technologies, Inc. in the United States District Court for the Northern District of California for a declaratory judgment that BroadBand Technologies, Inc. 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, NLC charges that BroadBand Technologies, Inc. infringes two patents licensed to NLC relating to video compression and video signal

                            NEXTLEVEL SYSTEMS, INC.

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

5. LITIGATION (CONTINUED)
processing. BroadBand Technologies, Inc. has answered the complaint and does not contest jurisdiction, but has filed a motion to have the case transferred to North Carolina.

    During October 1995, General Instrument and certain of its officers and directors were named as defendants in purported class action complaints in which the plaintiffs alleged that during various periods, generally extending from March 21, 1995 through October 18, 1995, General Instrument and certain officers and directors violated certain federal securities laws by making false and misleading statements about General Instrument's financial prospects, and as a result, the plaintiffs allege that the market value of General Instrument's stock declined, thereby causing unspecified monetary damages to the plaintiffs. General Instrument has filed motions to dismiss these complaints.

    In February 1996, General Instrument and NLC were named as defendants in a complaint in which the plaintiffs, who were some of the holders of preferred stock of NLC, allege, among other things, that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition by General Instrument of NLC in September 1995. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorney's fees and costs. General Instrument has filed a motion to dismiss the complaint.

    In connection with the Distributions, NextLevel Systems has agreed to indemnify General Semiconductor (formerly General Instrument) with respect to its obligations, if any, related to these matters.

    While the ultimate outcome of the matters described above cannot be determined, management does not believe that the final disposition of these matters beyond the amounts previously provided for in the financial statements will have a material adverse effect on the Company's financial statements.

6. EARNINGS (LOSS) PER SHARE

    Historical earnings (loss) per share has been omitted since the Company was not a separate company with a capital structure of its own for any period presented.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. SFAS No. 128 will be adopted by the Company on December 31, 1997.

7. SUBSEQUENT EVENT

    In July 1997, NextLevel Systems entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits NextLevel Systems to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. NextLevel Systems is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires NextLevel Systems to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the

                            NEXTLEVEL SYSTEMS, INC.

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

7. SUBSEQUENT EVENT (CONTINUED)
Company's ability to operate. As of August 14, 1997, the Company had no amounts outstanding under the Credit Agreement.

                            NEXTLEVEL SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

    Net sales for the three months ended June 30, 1997 ("Second Quarter 1997") were $450 million compared to $433 million for the three months ended June 30, 1996 ("Second Quarter 1996"), an increase of $17 million, or 4%. Net sales for the six months ended June 30, 1997 were $858 million compared to $820 million for the six months ended June 30, 1996, an increase of $38 million, or 5%. The increase in net sales for the three and six month periods reflect higher sales in the Broadband Networks Group, partially offset by lower sales in the Satellite Data Networks Group.

    Broadband Networks sales (consisting of digital and analog cable and wireless television systems and network transmission systems) of $319 million and $618 million for Second Quarter 1997 and for the six months ended June 30, 1997, respectively, increased $26 million, or 9%, and $83 million, or 15%, respectively, from the comparable 1996 periods primarily as a result of increased U.S. sales volume of digital cable terminals and headends and CFT-2200 advanced analog set-top terminals, partially offset by lower sales of analog cable and transmission network systems. These sales reflect the continued commitment of domestic cable television operators to deploy state-of-the-art addressable systems and enhanced services and the continued deployment of new cable television systems in international markets. International Broadband Networks sales increased 8% and 21% for Second Quarter 1997 and the six months ended June 30, 1997, respectively, over the comparable 1996 periods and represented approximately 30% of worldwide Broadband Networks sales for all periods. Analog and digital products of the Broadband Networks Group represented 85% and 15%, respectively, of worldwide Broadband Networks sales for both Second Quarter 1997 and the six months ended June 30, 1997. For Second Quarter 1996 and the six months ended June 30, 1996, all worldwide Broadband Networks sales related to analog products.

    Satellite Data Networks sales of $131 million and $240 million for Second Quarter 1997 and the six months ended June 30, 1997, respectively, decreased $9 million, or 6%, and $44 million, or 16%, respectively, from the comparable 1996 periods primarily due to lower sales volumes of digital satellite receivers to PRIMESTAR Partners, partially offset by higher sales volumes of DigiCipher-Registered Trademark- II/MPEG-2 digital satellite systems and digital video broadcast ("DVB") compliant Magnitude-Registered Trademark- satellite encoders. International Satellite Data Networks sales represented 25% and 21%, respectively, of worldwide Satellite Data Networks sales for Second Quarter 1997 and the six months ended June 30, 1997, compared to 13% and 9% for the comparable 1996 periods. Analog and digital products represented approximately 7% and 93%, respectively, of worldwide Satellite Data Networks sales for both Second Quarter 1997 and the six months ended June 30, 1997, compared to 9% and 91%, respectively, for the 1996 periods.

    In late 1996, TCI announced that it would significantly curtail capital spending on its cable networks, although TCI informed General Instrument that it planned to continue spending on its digital cable networks. TCI represented approximately 23% of the revenues of NextLevel Systems for the year ended December 31, 1996. NextLevel Systems does not expect this announcement to have a significant negative impact on its 1997 financial statements, as NextLevel Systems expects sales of digital products to TCI to increase significantly from 1996, although no assurance can be given to the amount of such sales.

GROSS PROFIT (NET SALES LESS COST OF SALES)

    Gross profit of $118 million and $231 million for Second Quarter 1997 and the six months ended June 30, 1997, respectively, increased $7 million, or 6%, and $20 million, or 10%, respectively, from the comparable 1996 periods. Gross profit was 26% and 27% of sales for Second Quarter 1997 and the six months ended June 30, 1997, respectively, compared to 26% for the 1996 periods. Gross profit for Second Quarter 1997 and the six months ended June 30, 1997 included $16 million and $18 million, respectively, of charges for employee costs incurred related to dividing General Instrument's Taiwan operations between NextLevel Systems and General Semiconductor (see Note 1 to the consolidated financial statements). Excluding these restructuring charges, the gross profit margin for Second Quarter 1997 and the six months ended June 30, 1997 would have increased to 30% and 29%, respectively. The higher gross profit and gross profit margin resulted from higher production volumes noted above and ongoing cost reduction programs on advanced analog and digital products.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling general & administrative ("SG&A") expense was $52 million and $95 million for Second Quarter 1997 and the six months ended June 30, 1997, respectively, compared to $40 million and $74 million for the comparable 1996 periods. SG&A increased as a percentage of sales to 12% and 11% for Second Quarter 1997 and the six months ended June 30, 1997, respectively, from 9% for the 1996 periods. SG&A spending for Second Quarter 1997 and the six months ended June 30, 1997 was greater than for the comparable 1996 periods as a result of new growth opportunities from businesses acquired, including the marketing and field support of NLC's NLevel(3) telephony system and Magnitude's DVB-compliant digital satellite products, and increased sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and satellite television and worldwide telecommunications markets. Additionally, a $6 million charge was recorded for costs, primarily legal and other professional fees, which were incurred in Second Quarter 1997.

    Pro forma SG&A expense for both Second Quarter 1997 and 1996 reflect an additional $2 million, and an additional $4 million for both the six months ended June 30, 1997 and 1996, of costs to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions will no longer be allocable and are expected to be incurred by NextLevel Systems in the future. Excluding the spin-off related charges of $6 million and including the pro forma adjustments, SG&A as a percentage of sales would have been 11% for the 1997 periods and 10% for the 1996 periods.

NLC LITIGATION COSTS

    In June 1996, NextLevel Systems recorded a pre-tax charge of $141 million reflecting the judgment and costs of litigation in the case involving NLC, its founders and DSC Communications Corporation (the "NLC Litigation") subsequent to the entry of a final judgment by the United States District Court for the Eastern District of Texas. See Note 5 to the consolidated financial statements.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expense was $50 million for Second Quarter 1997 and $101 million for the six months ended June 30, 1997, compared to $51 million and $97 million for the comparable 1996 periods. R&D expense decreased as a percentage of sales to 11% in Second Quarter 1997 from 12% in Second Quarter 1996 and was 12% of sales for both the six months ended June 30, 1997 and 1996. The current level of spending reflects: the continued development of next-generation products, including high-speed data systems for cable and telephone networks, switched-digital access systems for fiber and twisted-pair networks, as well as the modification of existing products for international markets; the continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances. In addition, NextLevel Systems is focused on reducing costs and enhancing the features of its digital cable and satellite systems.

INTEREST EXPENSE-NET

    Net interest expense represents an allocation of interest expense from General Instrument and was allocated based upon NextLevel Systems' net assets as a percentage of the total net assets of General

Instrument. Net interest expense allocated to NextLevel Systems was $6 million and $14 million for Second Quarter 1997 and the six months ended June 30, 1997, respectively, compared to $7 million and $13 million for the comparable 1996 periods.

    Pro forma interest expense for Second Quarter 1997 and 1996 and for the six months ended June 30, 1997 and 1996 reflect a net debt level of $100 million at the beginning of each period presented.

INCOME TAXES

    Income taxes have been determined as if NextLevel Systems had filed separate tax returns under its existing structure for the periods presented. Accordingly, future tax rates could vary from the historical effective tax rates depending on NextLevel Systems' future legal structure and tax elections. NextLevel Systems recorded a provision for income taxes of $4 million and $8 million for Second Quarter 1997 and the six months ended June 30, 1997, respectively, and a benefit of $46 million and $43 million for the comparable 1996 periods. Excluding the charges related to the Distributions recorded in Second Quarter 1997 and the six months ended June 30, 1997 and the NLC charge recorded in Second Quarter 1996, the effective tax rates were approximately 39% for Second Quarter 1997 and the six months ended June 30, 1997 compared to 36% and 37%, respectively, for Second Quarter 1996 and the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations was $66 million for the six months ended June 30, 1997 compared to cash used in operations of $56 million for the six months ended June 30, 1996. Cash provided by operations in the first half of 1997 reflects net income adjusted for non-cash items and the collection of accounts receivable, partially offset by the payment of accounts payable and increased inventory levels to support business growth and the introduction of new products. Cash used in operations in the first half of 1996 reflects the net loss adjusted for non-cash items, more than offset by increased working capital requirements.

    At June 30, 1997, working capital was $399 million compared to $382 million at December 31, 1996. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, NextLevel Systems believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry specific developments or general economic trends will not alter NextLevel Systems' working capital requirements.

    During the six months ended June 30, 1997 and 1996, NextLevel Systems invested $37 million and $67 million, respectively, in equipment and facilities. NextLevel Systems expects to continue to expand its capacity to meet increased current and anticipated future demands for analog and digital products, with capital expenditures for the year expected to approximate $130 million.

    NextLevel Systems' R&D expenditures were $101 million and $97 million for the six months ended June 30, 1997 and 1996, respectively, and are expected to approximate $210 million for the year ending December 31, 1997.

    NextLevel Systems management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. Through the date of the Distributions, NextLevel Systems participated in General Instrument's cash management program. To the extent NextLevel Systems generated positive cash, such amounts were remitted to General Instrument. To the extent NextLevel Systems experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by General Instrument.

    In July 1997, NextLevel Systems entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits NextLevel Systems to choose between two interest rate options: an Adjusted

Base Rate (as defined in the Credit Agreement), which is based on the highest of
(i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. NextLevel Systems is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires NextLevel Systems to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of August 14, 1997, the Company had no amounts outstanding under the Credit Agreement.

    In June 1996, a final judgment against NLC and the individual defendants was entered in the NLC Litigation which, in February 1997, was affirmed in part, reversed in part and remanded to the trial court by the U.S. Court of Appeals for the Fifth Circuit. NextLevel Systems expects the judgment on remand to result in a damage award of not more than $138 million plus accrued interest. NextLevel Systems has the ability and intent to pay this judgment utilizing borrowings under the Credit Agreement.

    NextLevel Systems' principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and borrowings under the Credit Agreement. NextLevel Systems believes that, based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available funding under the Credit Agreement will be adequate to fund operations, research and development expenditures, capital expenditures, litigation expenditures and any debt service for the next 12 months. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect NextLevel Systems' operations or its ability to meet its cash requirements.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of General Instrument Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that General Instrument and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Exchange Act, by allegedly making false and misleading statements and failing to disclose material facts about General Instrument's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. General Instrument has filed a motion to dismiss the Consolidated Amended Class Action Complaint. Also pending in the same court, under the same name, is a derivative action brought on behalf of General Instrument. The derivative action alleges that the members of General Instrument's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of General Instrument's stock for personal gain. General Instrument has filed a motion to dismiss the derivative complaint.

    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by shareholders of NLC, which was merged into General Instrument in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the General Instrument Common Stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and General Instrument's failure to disclose information concerning a significant reduction in its gross margins. General Instrument has filed a motion to dismiss the complaint.

    In April 1995, prior to General Instrument's acquisition of NLC in September 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC. On March 28, 1996, a jury verdict was reached in the case which stated that the founders of NLC breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that NLC used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, a final judgment against NLC and the individual defendants was entered in favor of DSC, in a total amount of $137 million. However, the court denied DSC's request for entry of permanent injunctive relief. In June 1996, a pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides appealed to the U.S. Court of Appeals for the Fifth Circuit. Enforcement of the judgment was stayed pending the determination of the appeal. On February 28, 1997, the U.S. Court of Appeals for the Fifth Circuit confirmed the trial court's denial of DSC's request for injunctive relief, reversed the district court judgment for diversion of a corporate opportunity and remanded the case to the trial court for the entry of judgment on the misappropriation of trade secrets claim, which the Company expects to result in a damage award of not more than $138 million plus accrued interest. On June 25, 1997, the Court of Appeals denied both parties' motions for rehearing, and the trial court has not entered a revised final judgment.

    An action entitled BROADBAND TECHNOLOGIES, INC. VS. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Company infringes BroadBand Technologies, Inc.'s U.S. Patent No. 5,457,560 (the "560

Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument's motion to dismiss the complaint for lack of personal jurisdiction was denied.

    In March 1997, NLC commenced an action against BroadBand Technologies, Inc. in the United States District Court for the Northern District of California for a declaratory judgment that BroadBand Technologies, Inc. 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, NLC charges that BroadBand Technologies, Inc. infringes two patents licensed to NLC relating to video compression and video signal processing. BroadBand Technologies, Inc. has answered the complaint and does not contest jurisdiction, but has filed a motion to have the case transferred to North Carolina.

    In connection with the Distributions, NextLevel Systems has agreed to indemnify General Semiconductor (formerly General Instrument) with respect to its obligations, if any, related to these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 10, 1997, the sole stockholder of the Company approved the following by written consent:

    1.  NextLevel Systems, Inc. 1997 Long-Term Incentive Plan

    2. Amendment to the Certificate of Incorporation to increase the authorized capital of the Company.

    On July 25, 1997, the sole stockholder of the Company approved the following by written consent:

    1.  NextLevel Systems, Inc. 1997 Long-Term Incentive Plan, as amended

    2. Amended and Restated Certificate of Incorporation to provide for a classified board of directors.

    3. The merger of NextLevel Systems of Delaware, Inc. with and into the Company

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
        2      Agreement of Merger, dated as of July 25, 1997, between NextLevel Systems, Inc. and NextLevel Systems of Delaware, Inc.
        3.1    Amended and Restated Certificate of Incorporation of NextLevel Systems, Inc.
        3.2    Amended and Restated By-Laws of NextLevel Systems, Inc.
       10.1    Employee Benefits Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc.,
               CommScope, Inc. and General Semiconductor, Inc.
       10.2    Debt and Cash Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc.,
               CommScope, Inc. and General Semiconductor, Inc.
       10.3    Insurance Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and
               General Semiconductor, Inc.
       10.4    Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and
               General Semiconductor, Inc.
       10.5    Trademark License Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope,
               Inc. and General Semiconductor, Inc.
       10.6    Transition Services Agreement, dated as of July 25, 1997, between NextLevel Systems, Inc. and General
               Semiconductor, Inc.
       10.7    Transition Services Agreement, dated as of July 25, 1997, between NextLevel Systems, Inc. and
               CommScope, Inc.
       10.8    Credit Agreement, dated as of July 23, 1997, among NextLevel Systems, Inc., Certain Banks, The Chase
               Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank, Bank of America National Trust
               and Savings Association, BankBoston, N.A., The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust
               Company, Caisse Nationale de Credit Agricole, CIBC Inc., Deutsche Bank, A.G., New York Branch and/or
               Cayman Islands Branch, The Fuji Bank Limited and NationsBank, N.A. as Co-Agents.
       27      Financial Data Schedule
       99      Forward-Looking Information

    (b) Report on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEXTLEVEL SYSTEMS, INC.

                                          /s/Paul J. Berzenski
          ----------------------------------------------------------------------

                                          Paul J. Berzenski

                                          Vice President and Controller

                                          Signing both in his capacity as Vice
                                          President
                                          on behalf of the Registrant and as
                                          Chief
                                          Accounting Officer of the Registrant

August 14, 1997

Date