Form 10-Q
period 1997-09-30
NEXTLEVEL SYSTEMS INC
filed 1997-11-14
CIK 1035881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to __________

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

                                 (773) 695-1000
               (Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    -------        -------


As of October 31, 1997, there were 147,912,273 shares of Common Stock outstanding.

                                       PART I
                                FINANCIAL INFORMATION

                               NEXTLEVEL SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                       ASSETS

                                                                                           (Unaudited)
                                                                                          September 30,                 December 31,
                                                                                               1997                         1996
                                                                                          -------------                 ------------

Current Assets:
Cash and cash equivalents ..............................................................  $   162,027                    $         -
Short-term investment ..................................................................       26,900                              -
Accounts receivable, less allowance for doubtful accounts
     of $8,712 and $12,910, respectively ...............................................      346,025                        392,984
Inventories ............................................................................      305,199                        263,829
Prepaid expenses and other current assets ..............................................       29,751                         17,657
Deferred income taxes ................... ..............................................      107,906                         81,226
                                                                                          -----------                    -----------
     Total current assets ..............................................................      977,808                        755,696

Property, plant and equipment, net .....................................................      260,937                        251,748
Intangibles, less accumulated amortization of $83,639
     and $76,077, respectively .........................................................       85,240                         92,802
Excess of cost over fair value of net assets acquired, less
     accumulated amortization of $104,368 and $93,552, respectively ....................      472,446                        478,783
Investments and other assets ...........................................................       57,398                         18,208
Deferred income taxes ..................................................................        2,171                         32,499
                                                                                          -----------                    -----------
TOTAL ASSETS ...........................................................................   $1,856,000                     $1,629,736
                                                                                          ===========                    ===========


                 See notes to consolidated financial statements

                             NEXTLEVEL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          (Unaudited)
                                                                                         September 30,                  December 31,
                                                                                             1997                           1996
                                                                                         -------------                  ------------

Current Liabilities:
Accounts payable .....................................................................    $  202,905                     $   201,382
NLC litigation liability .............................................................       138,000                               -
Other accrued liabilities ............................................................       183,594                         172,782
                                                                                          ----------                     -----------
     Total current liabilities .......................................................       524,499                         374,164

Deferred income taxes ................................................................        15,079                           6,353
NLC litigation liability .............................................................             -                         139,100
Other non-current liabilities ........................................................        66,000                          58,945
                                                                                          ----------                     -----------
     Total liabilities ...............................................................       605,578                         578,562
                                                                                          ----------                     -----------

Commitments and contingencies

Stockholders' Equity:
Divisional net equity ................................................................             -                       1,051,174
Preferred Stock, $.01 par value; 20,000,000 shares authorized; no
       shares issued .................................................................             -                               -
Common Stock, $.01 par value: 400,000,000 shares authorized;
       147,847,544 shares issued at September 30, 1997 ...............................         1,478                               -
Additional paid-in capital ...........................................................     1,206,208                               -
Retained earnings ....................................................................        26,702                               -
Unrealized gain on investment, net of taxes of $10,491 ...............................        16,409                               -
                                                                                          ----------                     -----------
                                                                                           1,250,797                       1,051,174
Less - Treasury Stock, at cost, 4,309 shares of Common Stock .........................            (2)                              -
       Unearned compensation .........................................................          (373)                              -
                                                                                          ----------                     -----------
Total stockholders' equity ...........................................................     1,250,422                       1,051,174
                                                                                          ----------                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................    $1,856,000                     $ 1,629,736
                                                                                          ==========                     ===========


                 See notes to consolidated financial statements.

                             NEXTLEVEL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - In thousands, except per share amounts)



                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                                -------------------------------      -------------------------------
                                                                     1997              1996               1997              1996
                                                                -------------     -------------      -------------     -------------


NET SALES ...................................................   $     464,582     $     428,892      $   1,323,013     $  1,249,013
                                                                -------------     -------------      -------------     ------------

OPERATING COSTS AND EXPENSES
    Cost of sales ...........................................         331,141           307,669            958,441          916,841
    Selling, general and administrative .....................          45,316            37,958            139,958          112,264
    NLC litigation costs ....................................               -                 -                  -          141,000
    Research and development ................................          47,867            47,363            148,542          144,683
    Amortization of excess of cost over fair value
       of net assets acquired ...............................           3,698             3,638             10,816           10,638
                                                                -------------     -------------      -------------     ------------
         Total operating costs and expenses .................         428,022           396,628          1,257,757        1,325,426
                                                                -------------     -------------      -------------     ------------

OPERATING INCOME (LOSS) .....................................          36,560            32,264             65,256          (76,413)
Other income (expense), net .................................           3,717               (63)             1,864             (912)
Interest expense, net .......................................            (829)           (6,295)           (14,340)         (19,698)
                                                                -------------     -------------       ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES ...........................          39,448            25,906             52,780          (97,023)
(Provision) Benefit for income taxes ........................         (14,990)           (9,093)           (22,955)          33,549
                                                                -------------     -------------       ------------     ------------
NET INCOME (LOSS) ...........................................   $      24,458     $      16,813       $     29,825     $    (63,474)
                                                                =============     =============       ============     ============

Weighted Average Shares Outstanding .........................         149,491                              149,416

Earnings Per Common Share ...................................   $        0.16                         $       0.20
                                                                =============                         ============


              See notes to consolidated financial statements.

                             NEXTLEVEL SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - In thousands)



                                                                               Unrealized                                    Total
                                         Common Stock    Additional              Gain      Common  Unearned                 Stock-
                                        ---------------   Paid-In   Retained      On      Stock In Compen-   Divisional     holders'
                                        Shares   Amount   Capital   Earnings  Investment  Treasury sation    Net Equity     Equity
                                        -------  ------  ---------- --------  ----------  -------- --------  ----------   ----------

BALANCE, DECEMBER 31, 1996 .........         -   $    -  $        - $      -  $      -    $      -  $    -   $1,051,174  $1,051,174
Net income for the period
   January 1, 1997 to July 25, 1997                                                                               3,123       3,123
Transfers from General Instrument ..                                                                            125,310     125,310
Other transactions with
   General Instrument ..............                                                                             17,814      17,814
Unrealized gain on investment,
   net of tax ......................                                                                             21,576      21,576
Spin-off from General Instrument ...   147,315    1,473   1,196,370             21,576                (422)  (1,218,997)          -
Net income for the period July 26,
   1997 to September 30, 1997 ......                                  26,702                                                 26,702
Exercise of stock options
    and related tax benefit ........       169        1       2,716                                                           2,717
Stock issued in connection with a
    business acquisition ...........       358        4       6,996                                                           7,000
Net change in investment ...........                                            (5,167)                                      (5,167)
Amortization of unearned
    compensation ...................                                                                    59                       59
Other ..............................         6                  126                             (2)    (10)                     114
                                       -------   ------  ---------- --------  ---------   --------- -------  ----------- -----------
BALANCE, SEPTEMBER 30, 1997 ........   147,848   $1,478  $1,206,208 $ 26,702  $ 16,409    $     (2) $ (373)  $        -  $1,250,422
                                       =======   ======  ========== ========  =========   ========= =======  =========== ===========


                 See notes to consolidated financial statements.

                             NEXTLEVEL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)



                                                                                                                  Nine Months Ended
                                                                                                                    September 30,
                                                                                                               ---------------------
                                                                                                                 1997         1996
                                                                                                               --------     --------
OPERATING ACTIVITIES:
 Net income (loss) ........................................................................................   $  29,825    $(63,474)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization .........................................................................      67,000      60,227
    NLC litigation costs, net .............................................................................           -      91,650
    Gain on sale of short-term investment .................................................................      (4,829)          -
    Changes in assets and liabilities:
         Accounts receivable ..............................................................................      57,105     (38,258)
         Inventories ......................................................................................     (41,358)   (118,193)
         Prepaid expenses and other current assets ........................................................          30      (2,811)
         Other non-current assets .........................................................................      (1,573)     (7,587)
         Deferred income taxes ............................................................................      13,697      17,205
         Accounts payable, income taxes payable and other accrued liabilities .............................       4,731      35,161
         Other non-current liabilities ....................................................................         792     (20,945)
    Other .................................................................................................         767         548
                                                                                                               --------     -------
Net cash provided by (used in) operating activities .......................................................     126,187     (46,477)
                                                                                                               ========     =======

INVESTING ACTIVITIES:
    Additions to property, plant and equipment ............................................................    (56,437)    (106,893)
    Investments in other assets ...........................................................................    (32,635)      (1,266)
    Acquisitions, net of cash acquired ....................................................................     (6,980)     (11,671)
    Proceeds from sale of short-term investment ...........................................................      4,829            -
                                                                                                               --------     -------
Net cash used in investing activities .....................................................................    (91,223)    (119,830)
                                                                                                               ========    ========

FINANCING ACTIVITIES:
    Transfers from General Instrument .....................................................................    125,310      166,307
    Proceeds from stock options ...........................................................................      2,319            -
    Other .................................................................................................       (566)           -
                                                                                                               --------    --------
Net cash provided by financing activities .................................................................    127,063      166,307
                                                                                                               ========    ========

Change in cash and cash equivalents .......................................................................    162,027            -
Cash and cash equivalents, beginning of period ............................................................          -            -
                                                                                                               --------    --------
Cash and cash equivalents, end of period ..................................................................   $162,027    $       -
                                                                                                               ========    ========

                 See notes to consolidated financial statements.

                             NEXTLEVEL SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

1.       COMPANY BACKGROUND

         NextLevel Systems, Inc. ("NextLevel Systems" or the "Company"), formerly the Communications Business of General Instrument Corporation ("General Instrument"), was incorporated in Delaware in January 1997 and is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, telephony and satellite markets. NextLevel Systems is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators and is a leading provider of digital satellite systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its Next Level Communications business, NextLevel Systems will provide telephone network solutions through its NLevel(3) Switched Digital Services system.

         In a transaction that was consummated on July 28, 1997, General Instrument (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to NextLevel Systems (then a wholly-owned subsidiary of General Instrument) and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of its outstanding shares of capital stock of each of NextLevel Systems and CommScope to its stockholders on a pro rata basis as a dividend. Approximately 147.3 million shares of NextLevel Systems Common Stock, based on an exchange ratio of one for one, were distributed to General Instrument's stockholders of record on July 25, 1997 (the "NextLevel Distribution"). On July 28, 1997, approximately 49.1 million shares of CommScope Common Stock, based on an exchange ratio of one for three, were distributed to NextLevel Systems' stockholders of record on that date (the "CommScope Distribution" and, together with the NextLevel Distribution, the "Distributions"). On July 28, 1997, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock, and General Instrument retained no ownership interest in either NextLevel Systems or CommScope. Additionally, immediately following the NextLevel Distribution, General Instrument was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

         For the purpose of governing certain of the ongoing relationships among NextLevel Systems, CommScope and General Semiconductor after the Distributions and to provide mechanisms for an orderly transition, NextLevel Systems, CommScope and General Semiconductor have entered into various agreements. NextLevel Systems, CommScope and General Semiconductor believe that the agreements are fair to each of the parties and are comparable to those, which would have been reached in arm's length negotiations with unaffiliated parties.

         In connection with the Distributions, NextLevel Systems recorded a charge of $18 million to cost of sales for the nine months ended September 30, 1997 for employee costs related to dividing General Instrument's Taiwan operations between NextLevel Systems and General Semiconductor. Additionally, NextLevel Systems recorded a charge of $6 million to selling, general and administrative expense for legal and other professional fees incurred during the nine months ended September 30, 1997.

2.       BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of NextLevel Systems. The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the consolidated statement of stockholders' equity for the nine months ended September 30, 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 of NextLevel Systems are unaudited and reflect all adjustments of a normal recurring nature (except for those charges disclosed in Notes 1 and 5) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

         The consolidated financial statements include an allocation of certain assets, liabilities and general corporate expenses from General Instrument for the periods prior to the Distributions. In the opinion of management, general corporate administrative expenses have been allocated to NextLevel Systems on a reasonable and consistent basis using management's estimate of services provided to NextLevel Systems by General Instrument. However, such allocations are not necessarily indicative of the level of expenses which would have been incurred had NextLevel Systems been operating as a separate stand-alone entity during the periods presented.

         Prior to the Distributions, NextLevel Systems participated in General Instrument's cash management program, and the accompanying consolidated financial statements include an allocation of net interest expense from General Instrument. To the extent NextLevel Systems generated positive cash, such amounts were remitted to General Instrument. To the extent NextLevel Systems experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by General Instrument. The net effect of these transactions is reflected in divisional net equity. Net interest expense has been allocated based upon NextLevel Systems' net assets as a percentage of the total net assets of General Instrument. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had NextLevel Systems operated as a separate, stand-alone entity. Subsequent to the Distributions, NextLevel Systems is responsible for the cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

         Prior to the Distributions, NextLevel Systems' financial results included the costs incurred by General Instrument's pension and postretirement benefit plans for employees and retirees of NextLevel Systems. The provision for income taxes for the periods prior to the Distributions was based on NextLevel Systems' expected annual effective tax rate including the tax effects of restructuring charges, calculated assuming NextLevel Systems had filed separate tax returns under its existing structure.

         The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, changes in stockholders' equity and cash flows of NextLevel Systems in the future or on a historical basis had NextLevel Systems been a separate stand-alone entity for the periods presented. These interim consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited combined financial statements contained in the Company's Prospectus, dated June 13, 1997.

         Certain reclassifications have been made to the comparative prior period financial statements to conform to the current period presentation.

3.       PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma consolidated statements of operations presented below are the consolidated results of NextLevel Systems and were prepared to give effect to the Distributions as if they had occurred on January 1, 1996. The unaudited pro forma statements of operations set forth below do not purport to represent what NextLevel Systems' operations actually would have been had the Distributions occurred on January 1, 1996 or to project NextLevel Systems' operating results for any future period.

         The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of NextLevel Systems which were adjusted to reflect: (i) an additional $1.3 million of selling, general and administrative ("SG&A") costs for the three months ended September 30, 1996 and an additional $3.6 and $5.0 million of SG&A costs for the nine months ended September 30, 1997 and 1996, respectively, to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions are no longer allocable and are expected to be incurred by NextLevel Systems in the future; and (ii) a net debt level of $100 million at the beginning of each period presented through July 25, 1997, the date of the NextLevel Distribution.

                                                                               Three months ended            Nine months ended
                                                                                    September 30,                 September 30,
                                                                            --------------------------    --------------------------
                                                                                1997           1996           1997           1996
                                                                            -----------    -----------    -----------    -----------

Net sales ..............................................................   $   464,582    $   428,892    $ 1,323,013    $ 1,249,013
                                                                           -----------    -----------    -----------    -----------


Operating costs and expenses
   Cost of sales .......................................................       331,141        307,669        958,441        916,841
   Selling, general and administrative .................................        45,316         39,258        143,558        117,264
   NLC litigation costs ................................................          --             --             --          141,000
   Research and development ............................................        47,867         47,363        148,542        144,683
   Amortization of excess of cost over fair
      value of net assets acquired .....................................         3,698          3,638         10,816         10,638
                                                                           -----------    -----------    -----------    -----------

           Total operating costs and expenses ..........................       428,022        397,928      1,261,357      1,330,426
                                                                           -----------    -----------    -----------    -----------


Operating income (loss) ................................................        36,560         30,964         61,656        (81,413)
Other income (expense), net ............................................         3,717            (63)         1,864           (912)
Interest income (expense), net .........................................           299         (1,900)        (3,499)        (5,700)
                                                                           -----------    -----------    -----------    -----------


Income (loss) before income taxes ......................................        40,576         29,001         60,021        (88,025)
(Provision) Benefit for income taxes ...................................       (15,421)       (10,180)       (25,808)        30,376
                                                                           -----------    -----------    -----------    -----------


Net income (loss) ......................................................   $    25,155    $    18,821    $    34,213    $   (57,649)
                                                                           ===========    ===========    ===========    ===========




Weighted average shares outstanding (*) ................................       149,491        148,700        149,416        148,700
Earnings (loss) per common share (*) ...................................   $      0.17    $      0.13    $      0.23    $     (0.39)
                                                                           ===========    ===========    ===========    ===========

-----------

(*) For the three and nine months ended September 30, 1996, earnings (loss) per common share was calculated by dividing pro forma net income (loss) by the sum of 147.3 million NextLevel System common shares issued, and
         1.4 million common equivalent shares existing, on the date of the Distributions. See Note 6 regarding earnings per common share for the three and nine months ended September 30, 1997.

4.       INVENTORIES

         Inventories consist of:

                                      September 30, 1997      December 31, 1996
                                   ---------------------- ----------------------

 Raw materials                         $          137,391     $          104,984
 Work in process                                   26,834                 21,344
 Finished goods                                   140,974                137,501
                                   ---------------------- ----------------------

 Total inventories                     $          305,199     $          263,829
                                   ====================== ======================

5.       LITIGATION

         In April 1995, prior to the Company's acquisition of Next Level Communications ("NLC") in September 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC ("NLC Litigation"). On March 28, 1996, a jury verdict was reached in the case which stated that the founders of NLC breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that NLC used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, a final judgment against NLC and the individual defendants was entered in favor of DSC, in a total amount of $137 million. However, the court denied DSC's request for entry of permanent injunctive relief. In June 1996, a pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides appealed to the U.S. Court of Appeals for the Fifth Circuit. Enforcement of the judgment was stayed pending the determination of the appeal. On February 28, 1997, the U.S. Court of Appeals for the Fifth Circuit confirmed the trial court's denial of DSC's request for injunctive relief, reversed the district court judgment for diversion of a corporate opportunity and remanded the case to the trial court for the entry of judgment on the misappropriation of trade secrets claim. On June 25, 1997, the Court of Appeals denied both parties' motions for rehearing. On October 28, 1997, the trial court entered a revised final judgment against NLC and the individual defendants in a total amount of $138 million, plus interest from July 3, 1997. On November 7, 1997, the Company satisfied the judgment with a payment of approximately $141 million.

         An action entitled BroadBand Technologies, Inc. vs. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Company infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument's motion to dismiss the complaint for lack of personal jurisdiction was denied.

         In March 1997, NLC commenced an action against BBT in the United States District Court for the Northern District of California for a declaratory judgment that BBT's 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, NLC charges that BBT infringes two patents licensed to NLC relating to video compression and video signal processing. BBT has answered the complaint and does not contest jurisdiction. On September 30, 1997, BBT's motion to have the case transferred to North Carolina was denied.

         During October 1995, General Instrument and certain of its officers and directors were named as defendants in purported class action complaints in which the plaintiffs alleged that during various periods, generally extending from March 21, 1995 through October 18, 1995, General Instrument and certain officers and directors violated certain federal securities laws by making false and misleading statements about General Instrument's financial prospects, and as a result, the plaintiffs allege that the market value of General Instrument's stock declined, thereby causing unspecified monetary damages to the plaintiffs. On September 23, 1997, the district court dismissed the complaints, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaints. The Company intends to vigorously contest these actions.

         In February 1996, General Instrument and NLC were named as defendants in a complaint in which the plaintiffs, who were some of the holders of preferred stock of NLC, allege, among other things, that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition by General Instrument of NLC in September 1995. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorney's fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The Company intends to vigorously contest this action.

         In connection with the Distributions, NextLevel Systems has agreed to indemnify General Semiconductor (formerly General Instrument) with respect to its obligations, if any, related to these matters.

         On October 21, 1997, a securities class action complaint entitled Michael J. DiBattista v. NextLevel Systems, Inc. and Richard S. Friedland was filed in the United States District court for the Northern District of Illinois, Eastern Division. The complaint was filed on behalf of stockholders who purchased stock of the Company between July 28, 1997 and October 16, 1997. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The Company intends to vigorously contest this action.

         While the ultimate outcome of the matters described above cannot be determined, management does not believe that the final disposition of these matters beyond the amounts previously provided for in the financial statements will have a material adverse effect on the Company's financial statements.

6.       EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the applicable periods adjusted for the dilutive effect of stock options. The computation of earnings per common share assume the exercise of stock options using the treasury stock method, and to the extent that stock options are anti-dilutive, they are excluded from the computation. Historical earnings
(loss) per common share for the three and nine month period ended September 30, 1996 have been omitted since the Company was not a separate company with a capital structure of its own.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. The Company will adopt SFAS No. 128 on December 31, 1997. Had earnings per share been calculated in accordance with SFAS No. 128, basic and diluted earnings per share would have been $0.17 and $0.16, respectively, for the three months ended September 30, 1997, and would have both been $0.20 for the nine months ended September 30, 1997.

7.        CREDIT FACILITIES

         In July 1997,  NextLevel  Systems entered into a bank credit  agreement
(the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits NextLevel Systems to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. NextLevel Systems is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires NextLevel Systems to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of September 30, 1997, the Company was in compliance with all financial and operating covenants under the Credit Agreement.

8.        STRATEGIC RESTRUCTURING

         On October 16, 1997, the Board of Directors of the Company announced it is developing a multifaceted plan to improve the Company's financial performance and achieve the full strategic potential of its world-class communications technologies and market leadership positions. The Board accepted the resignation of Richard S. Friedland as Chairman and Chief Executive Officer, and named Edward D. Breen President and Acting CEO. The Company, in conjunction with the Board, expects to announce details of this plan in mid-December.

         While the plan has not been completed and is subject to change, the plan has three principal elements. First, the Company intends to promptly explore and evaluate alternatives for its advanced telephony products subsidiary, Next Level Communications (NLC), based in Rohnert Park, Calif. NLC produces next-generation broadband digital loop carrier networks and xDSL products, and has entered into contracts for deployment of these products with U S West and Bell Atlantic. NLC is investing heavily in research and development of its technology and, as a result, will produce operating losses of over $50 million in 1997. Second, the Company will streamline the cost structure of its Satellite Data Networks Group, located in San Diego. At the same time, it will support the division's key engineering developments and share those technologies more widely across the Company. In 1997, the Satellite Data Networks Group is expected to generate over $500 million of revenue, but will produce a small loss on an operating basis. Third, the Company will actively employ its Board to capitalize on the strategic opportunities and alliances made possible by NextLevel Systems' large installed base of cable television network equipment and the increasing importance of these networks for low-cost home computing and high-speed Internet access.

         Also in connection with this plan, on November 4, 1997, the Company announced that it would be moving its corporate headquarters from Chicago, Illinois to Horsham, Pennsylvania during the first quarter of 1998. The Company plans to consolidate its corporate staff with the staff of its principal operating unit, the Broadband Networks Group. On November 13, 1997, the Company announced it is restructuring its San Diego-based Satellite Data Networks business and reducing headcount by 225. Separately, the Company also named Eric
M. Pillmore to the position of Acting Chief Financial Officer (CFO), replacing Charles T. Dickson, Vice President and CFO.

                             NEXTLEVEL SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (in millions, unless otherwise noted)

NET SALES

         Net sales for the three months ended September 30, 1997 were $465 compared to $429 for the three months ended September 30, 1996, an increase of $36, or 8%. Net sales for the nine months ended September 30, 1997 were $1,323 compared to $1,249 for the nine months ended September 30, 1996, an increase of $74, or 6%. The increases in net sales for the three and nine month periods reflect increased sales of digital cable systems and interactive advanced analog systems, partially offset by lower sales of basic analog cable terminals, cable transmission systems and satellite systems for private and international networks.

         Broadband sales (consisting of digital and analog cable and wireless television systems and network transmission systems) were $335 and $953 for the three and nine months ended September 30, 1997, respectively. Broadband sales increased $42, or 14%, and $124, or 15%, for the three and nine month periods, respectively, from the comparable 1996 periods. The increases are primarily a result of increased U.S. sales volume of digital cable terminals and headends and CFT-2200 advanced analog set-top terminals, partially offset by lower sales of analog cable and transmission network systems. These sales reflect the commitment of cable television operators to deploy state-of-the-art digital and interactive advance analog systems in order to offer advanced entertainment, interactive services and Internet access to their customers. International broadband sales decreased 9% for the three months ended September 30, 1997, but increased 10% for the nine months ended September 30, 1997, over the comparable 1996 periods, and represented approximately 30% of worldwide broadband sales for all periods. Analog and digital broadband products represented 69% and 31%, respectively, of total broadband sales for the three months ended September 30, 1997, and 79% and 21%, respectively, of total broadband sales for the nine months ended September 30, 1997. For the comparable periods in 1996, analog and digital sales represented approximately 99% and 1%, respectively, of total broadband sales.

         Satellite sales of $127 for the three months ended September 30, 1997 decreased $9, or 7%, from the comparable 1996 period primarily as a result of lower private and international network sales. Satellite sales of $367 for the nine months ended September 30, 1997 decreased $53, or 13%, from the comparable 1996 period as a result of lower sales volumes of digital satellite receivers to PRIMESTAR Partners, partially offset by higher sales volumes of DigiCipher(R) II/MPEG-2 digital satellite systems and digital video broadcast ("DVB") compliant Magnitude(R) satellite encoders. International satellite sales represented approximately 20% of worldwide satellite sales for the three and nine months ended September 30, 1997, compared to 9% for the comparable 1996 periods. Analog and digital satellite products represented 15% and 85%, respectively, of total satellite sales for the three months ended September 30, 1997, and 12% and 88%, respectively, of total satellite sales for the nine months ended September 30, 1997. For the comparable periods in 1996, analog and digital sales represented approximately 9% and 91%, respectively, of total satellite sales.

         In late 1996, TCI announced that it would significantly curtail capital spending on its cable networks, although TCI informed the Company that it planned to continue spending on its digital cable networks. TCI represented approximately 23% of the revenues of NextLevel Systems for the year ended December 31, 1996. Through September 30, 1997, TCI (and its Primestar interest) represented approximately 18% of total NextLevel Systems' sales.

GROSS PROFIT (NET SALES LESS COST OF SALES)

         Gross profit was $133 and $365 for the three and nine months ended September 30, 1997, respectively, and increased $12, or 10%, and $32, or 10%, respectively, from the comparable 1996 periods. Gross profit was 29% and 28% of sales for the three and nine months ended September 30, 1997, respectively, compared to 28% and 27% for the comparable 1996 periods. Gross profit for the nine months ended September 30, 1997 included $18 million of charges for employee costs incurred related to dividing General Instrument's Taiwan operations between NextLevel Systems and General Semiconductor (see Note 1 to the consolidated financial statements). Excluding these charges, the gross profit margin for the nine months ended September 30, 1997 would have increased to 29%. The higher gross profit and gross profit margin resulted from higher production volumes noted above and ongoing cost reduction programs on advanced analog and digital products.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling general & administrative ("SG&A") expense was $45 and $140 for the three and nine months ended September 30, 1997, respectively, compared to $38 and $112 for the comparable 1996 periods. SG&A expense increased as a percentage of sales to 10% and 11% for the three and nine months ended September 30, 1997, respectively, from 9% for the 1996 periods. SG&A spending for the three and nine months ended September 30, 1997 was greater than for the comparable 1996 periods as a result of new potential growth opportunities from businesses acquired, including the marketing and field support of NLC's
NLevel(3) telephony system and Magnitude's DVB-compliant digital satellite products, and increased sales force, field support and marketing activities to take advantage of increased potential growth opportunities in international cable and satellite television and worldwide telecommunications markets. This increased spending was partially offset by a credit of $3 in the third quarter of 1997 related to the collection of certain receivables previously considered to be uncollectible. Additionally, SG&A expense for the nine months ended September 30, 1997 included a $6 charge for legal and other professional fees, which were incurred in connection with the Distributions (see Note 1 to the consolidated financial statements).

         Pro forma SG&A expense for the three months ended September 30, 1996, and for the nine months ended September 30, 1997 and 1996, reflects an additional $1, $4 and $5, respectively, of costs to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions will no longer be allocable and are expected to be incurred by NextLevel Systems in the future. Excluding the Distribution-related charges of $6 and including the pro forma adjustments, SG&A expense as a percentage of sales would have been 10% for the 1997 periods and 9% for the 1996 periods.

NLC LITIGATION COSTS

         In June 1996, NextLevel Systems recorded a pre-tax charge of $141 reflecting the judgment and costs of litigation in the case involving NLC, its founders and DSC Communications Corporation (the "NLC Litigation") subsequent to the entry of a final judgment by the United States District Court for the Eastern District of Texas. The NLC Litigation was concluded in November 1997. See Note 5 to the consolidated financial statements and Item 1 of Part II, "Legal Proceedings."

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") expense was $48 and $149 for the three and nine months ended September 30, 1997, respectively, compared to $47 and $145 for the comparable 1996 periods. R&D expense decreased as a percentage of sales to 10% and 11% for the three and nine months ended September 30, 1997, respectively, from 11% and 12% for the comparable 1996 periods. The current level of spending reflects: the continued development of next-generation products, including high-speed data systems for cable and telephone networks, switched-digital access systems for fiber and twisted-pair networks, as well as the modification of existing products for international markets; the continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances. In addition, NextLevel Systems is focused on reducing costs and enhancing the features of its digital cable and satellite systems.

OTHER INCOME (EXPENSE) - NET

         Other income of $4 for the three months ended September 30, 1997 primarily reflects net investment gains, primarily from the sale of a portion of the Company's investment in Ciena Corporation.

INTEREST EXPENSE-NET

         Net interest expense represents an allocation of interest expense from General Instrument and was allocated based upon NextLevel Systems' net assets as a percentage of the total net assets of General Instrument through July 25, 1997, the date of the NextLevel Distribution. Net interest expense allocated to NextLevel Systems was $2 and $15 for the three and nine months ended September 30, 1997, respectively, compared to $6 and $20 for the comparable 1996 periods. Subsequent to July 25, 1997, the date of the NextLevel Distribution, net interest represents actual interest earned on the Company's cash balance, partially offset by interest accrued related to the NLC Litigation.

INCOME TAXES

         Through the date of the Distributions, income taxes were determined as if NextLevel Systems had filed separate tax returns under its existing structure for the periods presented. Accordingly, future tax rates could vary from the historical effective tax rates depending on NextLevel Systems' future tax elections. NextLevel Systems recorded a provision for income taxes of $15 and $23 for the three and nine months ended September 30, 1997, respectively, and a provision of $9 and a benefit of $34 for the three and nine months ended September 30, 1996. Excluding the charges related to the Distributions recorded in the nine months ended September 30, 1997 and the NLC charge recorded in the nine months ended September 30, 1996, the effective tax rates were approximately 38% for three and the nine months ended September 30, 1997 compared to 35% and 36%, respectively, for the three and nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Through the date of the Distributions, NextLevel Systems participated in General Instrument's cash management program. To the extent NextLevel Systems generated positive cash, such amounts were remitted to General Instrument. To the extent NextLevel Systems experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by General Instrument. Based on General Instrument's debt balance on July 25, 1997, and since CommScope and General Semiconductor each assumed net debt levels of $275, $125 of cash was transferred to NextLevel Systems.

         For the nine months ended September 30, 1997, cash provided by operations was $126 compared to cash used in operations of $46 for the nine months ended September 30, 1996. Cash provided by operations in the first nine months of 1997 reflects net income adjusted for depreciation and amortization and the collection of accounts receivable, partially offset by increased inventory levels to support business growth and the introduction of new products. Cash used in operations in the nine months ended September 30, 1996 reflects the net loss adjusted for non-cash items, more than offset by increased working capital requirements.

         At September 30, 1997, working capital was $453 compared to $382 at December 31, 1996. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, NextLevel Systems believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry specific developments or general economic trends will not alter NextLevel Systems' working capital requirements.

         During the nine months ended September 30, 1997 and 1996, NextLevel Systems invested $56 and $107, respectively, in equipment and facilities. NextLevel Systems expects to continue to expand its capacity to meet increased current and anticipated future demands for analog and digital products, with capital expenditures for the year expected to approximate $85. Additionally, during the nine months ended September 30, 1997 and 1996, NextLevel Systems made $40 and $13, respectively, of strategic investments.

         NextLevel Systems' R&D expenditures were $149 and $145 for the nine months ended September 30, 1997 and 1996, respectively, and are expected to approximate $200 for the year ending December 31, 1997.

         In July 1997, NextLevel Systems entered into a bank credit agreement (the "Credit Agreement") which provides a $600 unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits NextLevel Systems to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. NextLevel Systems is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires NextLevel Systems to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of September 30, 1997, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement.

         In October 1997, the trial court entered a revised final judgment against NLC and the individual defendants in the NLC Litigation. On November 7, 1997, the Company satisfied the judgment plus accrued interest with a payment of approximately $141 from available operating funds.

         NextLevel Systems management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. NextLevel Systems' principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and borrowings under the Credit Agreement. NextLevel Systems believes that, based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available funding under the Credit Agreement will be adequate to fund operations, research and development expenditures, capital expenditures, strategic restructuring expenditures (see Note 8 to the consolidated financial statements) and any debt service for the next 12 months. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect NextLevel Systems' operations or its ability to meet its cash requirements.

                                     PART II


                                OTHER INFORMATION

Item 1. Legal Proceedings

         A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of General Instrument Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that General Instrument and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Exchange Act, by allegedly making false and misleading statements and failing to disclose material facts about General Instrument's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. A derivative action brought on behalf of General Instrument is also pending in the same court, under the same name. The derivative action alleges that the members of General Instrument's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of General Instrument's stock for personal gain. On September 23, 1997, the district court dismissed the Consolidated Amended Class Action Complaint and the derivative complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint.

         An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by shareholders of NLC, which was merged into General Instrument in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the General Instrument Common Stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and General Instrument's failure to disclose information concerning a significant reduction in its gross margins. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint.

         In April 1995, prior to General Instrument's acquisition of NLC in September 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC. On March 28, 1996, a jury verdict was reached in the case which stated that the founders of NLC breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that NLC used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, a final judgment against NLC and the individual defendants was entered in favor of DSC, in a total amount of $137 million. However, the court denied DSC's request for entry of permanent injunctive relief. In June 1996, a pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides appealed to the U.S. Court of Appeals for the Fifth Circuit. Enforcement of the judgment was stayed pending the determination of the appeal. On February 28, 1997, the U.S. Court of Appeals for the Fifth Circuit confirmed the trial court's denial of DSC's request for injunctive relief, reversed the district court judgment for diversion of a corporate opportunity and remanded the case to the trial court for the entry of judgment on the misappropriation of trade secrets claim. On June 25, 1997, the Court of Appeals denied both parties' motions for rehearing. On October 28, 1997, the trial court entered a revised final judgment in a total amount of $138 million, plus interest from July 3, 1997. On November 7, 1997, the Company satisfied the judgment with a payment of approximately $141 million.

         An action entitled BroadBand Technologies, Inc. vs. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Company infringes BroadBand Technologies, Inc.'s ("BBT) U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument's motion to dismiss the complaint for lack of personal jurisdiction was denied.

         In March 1997, NLC commenced an action against BBT in the United States District Court for the Northern District of California for a declaratory judgment that BBT's 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, NLC charges that BBT infringes two patents licensed to NLC relating to video compression and video signal processing. BBT has answered the complaint and does not contest jurisdiction. On September 30, 1997, BBT's motion to have the case transferred to North Carolina was denied.

         In connection with the Distributions, NextLevel Systems has agreed to indemnify General Semiconductor (formerly General Instrument) with respect to its obligations, if any, related to these matters.

         On October 21, 1997, a securities class action complaint entitled Michael J. DiBattista v. NextLevel Systems, Inc. and Richard S. Friedland was filed in the United States District court for the Northern District of Illinois, Eastern Division. The complaint was filed on behalf of stockholders who purchased stock of the Company between July 28, 1997 and October 16, 1997. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects.

Item 4. Submission of Matters to a Vote of Security Holders

         On July 25, 1997, the sole stockholder of the Company approved the following by written consent:

         1.   NextLevel Systems, Inc. 1997 Long-Term Incentive Plan, as amended.

         2. Amended and Restated Certificate of Incorporation to provide for a classified board of directors.

         3. The merger of NextLevel Systems of Delaware, Inc. with and into the Company.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 99 - Forward-Looking Information

(b)      Report on Form 8-K

         The Company filed a report on Form 8-K dated October 16, 1997 announcing the resignation of Richard S. Friedland as Chairman and Chief Executive Officer, and naming Edward D. Breen President and Acting CEO. In addition, the Company announced that it was developing a multifaceted plan to improve the Company's financial performance and achieve the full strategic potential of its world-class communications technologies and market leadership positions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NEXTLEVEL SYSTEMS, INC.

                                  /s/Paul J. Berzenski
                                  --------------------
                                  Paul J. Berzenski
                                  Vice President and Controller
                                  Signing both in his capacity as Vice President on behalf of the Registrant and as Chief Accounting Officer of the Registrant

November 14, 1997
-----------------
Date