Form 10-K405
period 1997-12-31
GENERAL INSTRUMENT CORP
filed 1998-03-31
CIK 1035881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER: 001-12925
                            ------------------------

                         GENERAL INSTRUMENT CORPORATION

                      (FORMERLY, NEXTLEVEL SYSTEMS, INC.)

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                          36-4134221
         (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
         incorporation or organization)
              101 TOURNAMENT DRIVE                                       19044
              HORSHAM, PENNSYLVANIA                                   (Zip Code)
    (Address of principal executive offices)

                                 (215) 323-1000
              (Registrant's telephone number, including area code)

                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------------------------------------  -------------------------------------------------
     Common Stock, par value $.01 per share                     New York Stock Exchange
         Preferred Stock Purchase Rights                        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $2.2 billion as of March 16, 1998 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. As of March 16, 1998 there were 150,130,388 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    On July 25, 1997, the Company was spun off (the "Spin-off") from its former parent company, General Instrument Corporation (the "Distributing Company") under the name "NextLevel Systems, Inc.," through a distribution of the Company's common stock, par value $.01 per share ("Common Stock"), to the stockholders of the Distributing Company. Immediately following the Spin-off, the Distributing Company changed its corporate name to "General Semiconductor, Inc." Effective February 2, 1998, the Company changed its corporate name from "NextLevel Systems, Inc." to "General Instrument Corporation." Unless the context otherwise requires, references to the "Company" include General Instrument Corporation and its direct or indirect subsidiaries and the business of the Company as conducted by the Distributing Company prior to the Spin-off.

GENERAL

    The Company is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, satellite and telephony markets. The Company is the world leader in digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators and is a leading provider of digital satellite television systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. (the "Partnership"), the Company provides broadband telephony network solutions with the Partnership's NLevel(3)-Registered Trademark- Switched Digital Access system.

RECENT DEVELOPMENTS

    The Company recently entered into several transactions intended to provide a strong foundation for the Company's future business and to reinforce its position as the leading provider of the next generation of broadband communication equipment and systems. The Company has completed definitive agreements to supply 15 million advanced digital set-top terminals, in the aggregate, to National Digital Television Center, Inc. ("NDTC"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), and eleven other leading cable television multiple system operators ("MSOs") over the next three to five years. The Company has issued warrants to purchase approximately 29 million shares of the Company's Common Stock to NDTC and certain MSOs in connection with such arrangements. The transactions with NDTC and the other MSOs are intended to enable NDTC and the MSOs to deliver a range of new interactive cable services by means of the digital set-top terminals and related systems and applications. The Company has also agreed in principle to acquire from NDTC certain assets and a license enabling the Company to conduct the set-top authorization business presently operated by NDTC, which is intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems, in exchange for the issuance to NDTC of 21,356,000 shares of Common Stock. In addition, the Company and Sony Corporation ("Sony") have announced plans to enter into a strategic alliance to develop jointly digital television technologies for cable TV devices and high-definition TV (HDTV) products, as well as to incorporate Sony's Home Network architecture into the Company's advanced digital set-top terminals. Subject to the completion of definitive agreements related to this alliance, Sony has agreed to purchase 7,500,000 newly issued shares of Common Stock at a purchase price of $25.00 per share.

    In February 1998, PRIMESTAR, the nation's second largest provider of satellite television entertainment, entered into an agreement with the Company, pursuant to which the Company will manufacture integrated receiver decoders ("IRDs") valued at more than $180 million for PRIMESTAR's high-power retail and wholesale services expected to be launched during 1998 after PRIMESTAR receives government approval related to the transition of an orbital slot. There can be no assurance, however, that the Company will realize the full benefits of this agreement if PRIMESTAR does not receive the necessary government approval.

    Beginning in the fourth quarter of 1997 and continuing through the first quarter of 1998, the Company made significant improvements in the cost structure of its cable and satellite television operations. The Company reduced headcount by 225 in its San Diego-based satellite television operations, closed its Puerto Rico satellite receiver manufacturing facility, reducing headcount by 1,100, and consolidated and relocated the Company's corporate headquarters from Chicago, Illinois to Horsham, Pennsylvania.

    In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of its Next Level Communications subsidiary to the Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). An entity controlled by Spencer Trask & Co., the operating general partner, has acquired approximately an 11% interest in the Partnership, and has the potential to acquire an additional 11% interest in the Partnership in the future.

MARKET OVERVIEW

    The Company is a leading worldwide supplier of systems and equipment for high-performance networks delivering video, voice and data/Internet services. The Company is the only company currently providing such systems and equipment for broadband networks (I.E., networks having the capacity, or bandwidth, to transmit large volumes of information) using all of the following architectures:
(i) wired systems including analog signals over the traditional hybrid fiber coaxial cable television ("HFC") plant and digital signals over the HFC plant;
(ii) multichannel multipoint distribution systems ("wireless cable"); (iii) direct-to-home ("DTH") satellite television systems; and, (iv) through the Partnership, switched-digital technology over fiber-to-the-curb architecture ("FTTC"). The management of the Company believes that its technological leadership position and its ability to deliver any type of content over any type of network around the world make it well positioned to continue to be a leading provider of broadband systems and equipment regardless of the network and architecture used.

    Sales of digital and analog addressable television systems, including set-top terminals, and headend signal processing equipment, distribution amplifiers, fiber optic transmission equipment and passive components for wired cable television distribution systems in the United States accounted for approximately 51% of the sales of the Company for the year ended December 31, 1997.

    Wireless cable television operators and local telephone companies also have begun competing with existing cable television operators to offer video entertainment in many markets in the United States. The Company is the leading supplier of analog and digital set-top terminals for wireless cable systems.

    Cable television operators are facing competition from DTH programmers using broadband networks to transmit television signals, via satellite, directly to subscribers' home receivers. The Company is the exclusive supplier of digital consumer receivers for PRIMESTAR, and is the exclusive supplier of encoders for both DIRECTV-Registered Trademark- and PRIMESTAR. United States sales of satellite products represented approximately 20% of the sales of the Company for the year ended December 31, 1997.

    In response to increasing consumer demand and competition, many cable television operators have increased, or are planning to increase, the number of channels they are capable of offering, either by upgrading the existing cable plant using an HFC architecture, or by implementing digital compression technology over the existing cable plant. As a leading provider of HFC systems and equipment, as well as the only company shipping digital cable headend equipment and terminals in volume, the Company's management believes that the Company is well positioned to serve its traditional customer base, whichever path to increasing capacity the cable television operators choose.

    The Company's management believes that international markets represent a key growth opportunity for sales of broadband systems and equipment. International sales by the Company represented approximately 29% of its total sales for the year ended December 31, 1997. International markets employ the same types of broadband network architectures used in the United States: traditional wired cable television; wireless cable; and DTH systems.

BUSINESS STRATEGY

    The Company's strategy is to use its technological leadership in providing secure broadband systems and equipment to enhance its leading position in its traditional markets while expanding into new markets. This strategy is based on the belief that (i) consumers, both in the U.S. and international markets, will continue to demonstrate an increasing demand for new entertainment and information services and (ii) content and service providers will continue to create new bandwidth-intensive video, voice and data applications at the upper limits of network capabilities. The Company's management believes that these factors will generate a continuing need for systems and equipment with greater capacity for all networks and architectures.

    In recent months, the Company has taken a number of actions intended to provide a strong foundation for the Company's future business. The completion of definitive agreements with most of the leading cable TV operators in North America to supply 15 million of the Company's two-way, digital set-top terminals over the next three to five years and the proposed strategic alliance with Sony are expected to reinforce the Company's position as the leading provider of the next generation of broadband communication equipment and systems.

BUSINESS UNITS

    The Company is presently organized into four strategic business units:
Digital Network Systems, Advanced Network Systems, Transmission Network Systems and Satellite Data Network Systems.

    DIGITAL NETWORK SYSTEMS. The Company believes that the commercialization of digital broadband systems and equipment, which provide for greatly expanded channel capacity and programming options, improved quality and security of signal transmission and the capability of delivering enhanced features and services, is a strategic market for the Company. Management also believes that the Company's position in this developing market is significantly enhanced by its leadership in a key enabling technology, digital compression, which converts television signals to a digital format and then compresses the signals of several channels of television programming into the bandwidth currently used by just one analog channel. The Company has developed and is deploying digital television systems that enable cable television operators and satellite programmers to deliver over their existing networks up to 16 times as much information as is possible with existing analog technology.

    The Company's digital terminals incorporate the Motion Picture Experts Group 2 ("MPEG-2") international standard, and the Company's digital television system has the capacity to carry various video, audio and data elements through a complex information infrastructure that will have an improved capability to interact with other consumer devices using MPEG-2 compression. A digital video broadcast ("DVB") version (European standard) of the Company's digital terminal is expected to be available during 1998.

    The Company will offer cable television operators what it believes is a cost-effective family of digital terminals that also are able to deliver analog programming. The terminals range from a lower-cost broadcast-only digital terminal to a highly capable, real-time two-way interactive terminal, expected to be available by the end of 1998, with a built-in high-speed cable modem enabling personal computer connectivity and interactive sessions over a dedicated return path. Through December 31, 1997, the Company had shipped more than 500 digital cable TV headend systems, passing 25 million homes, and more than 700,000 digital cable TV set-top terminals.

    ADVANCED NETWORK SYSTEMS. Analog subscriber products offered by this business unit include primarily addressable systems which permit control, through a set-top terminal, of a subscriber's cable television services from a central headend computer without requiring access to the subscriber's premises. Addressable systems also enable a cable television operator to more easily provide pay-per-view programming services and multiple tiers of programming packages.

    Beginning in early 1995, the Company began shipping its CFT advanced analog terminals, with increased functionality and features from its prior analog subscriber terminals. The CFT advanced analog terminals incorporate a user feature platform that allows cable operators to deploy applications of their choice for new services, and certain units include electronic program guides, supplementary sports and entertainment information and play-along game shows, and can be modularly upgraded to deliver digital audio, providing CD-quality simulcasts of premium services. The Company shipped approximately 3.2 million CFT advanced analog cable television terminals for the year ended December 31, 1997.

    Throughout the last several years, the Company has been the market share leader in the U.S. analog-addressable market, with more than 50% of that market. However, due to the expected increased use of digital and advanced analog systems, management expects that demand in North America for analog cable products other than advanced analog products will continue to decline.

    TRANSMISSION NETWORK SYSTEMS. Transmission products include headend signal processing equipment, distribution amplifiers, fiber optic transmission equipment and passive components for wired television distribution systems. The Company's transmission products provide end-to-end solutions that enable the transformation of the HFC network to a full service interactive network.

    The Company's management expects cable television operators in the United States and abroad to continue to upgrade their basic networks and invest in new system construction primarily to compete with other television programming sources, such as DTH and cable networks planned by some telephone companies, and to develop, using U.S. architecture and systems, international markets where cable penetration is low and demand for entertainment programming is growing.

    SATELLITE DATA NETWORK SYSTEMS. The Company is the world's leading provider of digital satellite television systems for programmers, DTH satellite network providers and private networks for business communications and distance learning. It offers a complete product line of digital compression and transmission systems including MPEG-2, DVB and Advanced Television Systems Committee (ATSC) compliant solutions. The Company is also a leader in the development of high-speed data networks.

    -Digital and Analog Satellite Products. The Company designs, manufactures and sells analog and digital satellite uplink and downlink products for commercial and consumer use. Using the Company's
DigiCipher-Registered Trademark- II digital technology, commercial customers are able to compress their video, audio and data transmissions resulting in significant cost savings over traditional analog transmission. The Company also offers state-of-the-art network management and access control products and services allowing program packagers to efficiently and cost-effectively manage customer transactions and securely transmit their programming to only authorized end-users. The Company is the leading manufacturer of access control and scrambling and descrambling equipment used by television programmers for the satellite distribution of proprietary programming.

    The Company is the sole supplier of digital satellite receivers to PRIMESTAR and digital satellite encoders for DTH providers PRIMESTAR and DIRECTV-Registered Trademark-. The Company is also a leading supplier of digital satellite systems to private networks for such applications as business communications and distance learning. The Company's digital satellite systems are in use by organizations such as Ford Motor Company and South Carolina Educational TV.

    The analog satellite products of the Company are the exclusive systems for the distribution of encrypted C-band (large dish) satellite-delivered programming to cable television operators and large-diameter backyard satellite dish owners. Sales of analog consumer descramblers have declined, as expected, to minimal levels over the past two years, and are expected to continue to decline as a result of the availability of competing digital satellite video services. The Company introduced its first digital descramblers for the backyard C-band market in 1997. This product, called 4DTV-Registered Trademark-, allows C-band dish owners to take advantage of the wealth of digital programming now being transmitted by satellite. There can be no assurance, however, as to the degree of market acceptance of this new product, or whether significant quantities of 4DTV-Registered Trademark- will be shipped.

    -High-Speed Data Networks. The Company's management believes that the rapid growth in personal computer ownership and, in particular, usage of on-line and Internet access services, has created a demand for increased data transmission speeds. The Company's high-speed cable modem is capable of delivering information through the cable television network at speeds significantly faster than a traditional telephone modem, while delivering instructions and other information upstream from the consumer over telephone lines. The Company has become the first company to launch cable modems with a major national computer retailer -- CompUSA. In addition, in anticipation of mass distribution of standardized cable modems, the Company has entered into a working relationship with Cisco Systems to develop an interoperable MCNS-compliant, two-way cable modem network using the Company's cable modems.

NEXT LEVEL COMMUNICATIONS, L.P.

    In September 1995, the Distributing Company acquired Next Level Communications, a California corporation, which was formed to design, manufacture and market a next-generation telecommunications broadband access system for the delivery of telephony, video, and data from a telephone company central office or cable television headend to the home. Commencing in January 1998, the business of Next Level Communications has been operated through the Partnership as described below. The Partnership's product, NLevel(3)-Registered Trademark-, is designed to permit the cost-effective delivery of a suite of standard telephony and advanced services such as high-speed data/Internet, work-at-home, distance learning, video-on-demand and video-telephony to the home from a single access platform. The NLevel(3)-Registered Trademark- system is designed to work with and enhance existing telephony networks and offers the capability to provide voice services
(POTS), ISDN, high-speed data/Internet and video services over both copper-twisted-pair and FTTC networks.

    In the fourth quarter of 1996, Next Level Communications entered into an agreement with a subsidiary of NYNEX Corporation, now Bell Atlantic Corporation, pursuant to which the Partnership will supply its NLevel(3)-Registered Trademark- system for one million lines of telephone service in metropolitan New York City and Boston. Initial deployment for the greater Boston area began in the first quarter of 1997. Bell Atlantic also has options to extend its deployment of the NLevel(3)-Registered Trademark- system to up to five million lines. In the third quarter of 1997, Next Level Communications entered into an agreement with U S WEST Communications, pursuant to which the Partnership will supply its NLevel(3)-Registered Trademark- system for 450,000 lines of broadband xDSL access.

    In January 1998, the Company transferred the business of Next Level Communications, including its net assets, principally technology, and its management and workforce to the Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). An entity controlled by Spencer Trask & Co., the operating general partner, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. Pursuant to the partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company.

TECHNOLOGY AND LICENSING

    The management of the Company believes that it is in the unique position of currently producing the majority of the world's analog-addressable systems, while also leading the deployment of the digital technology that will eventually replace these systems. As a result, the Company will seek to build upon its core enabling technologies, digital compression, encryption and conditional access and control, in order to lead the transition of the market for broadband communications networks from analog to digital systems.

    The Company has licensed a number of semiconductor manufacturers to allow for broad deployment of the Company's MPEG-2 system. The Company has also licensed its DigiCipher-Registered Trademark- II/MPEG-2 technology to other equipment suppliers.

    The Company has also entered into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties which are not expected to be material to the Company's financial statements.

RESEARCH AND DEVELOPMENT

    The Company intends to continue the current policy of actively pursuing the development of new technologies and applications. Research and development expenditures for the year ended December 31, 1997 were $208 million compared to $198 million and $138 million for the years ended December 31, 1996 and 1995, respectively. The Company's management expects research and development expenditures to approximate $170 million in 1998. Research and development expenditures reflect continued development of the next generation of cable set-top terminals, which incorporate digital compression and multimedia capabilities, broadband telephony, cable modems, advanced digital systems for cable and satellite television distribution, next-generation direct broadcast satellite systems and product development through strategic alliances.

SALES AND DISTRIBUTION

    The broadband communications products and services of the Company are marketed primarily to cable television operators, cable and satellite television programmers and providers, and telephone companies. Demand for the Company's products and services will depend primarily on capital spending by cable television operators, satellite programmers and telephone companies for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, a majority of the Company's sales and profitability, will be affected by a variety of factors, including general economic conditions, access by cable television operators to financing, regulation of telecommunications service providers and technological developments in the broadband communications industry. While the Company's management believes that cable television capital spending is likely to increase as cable operators upgrade their basic networks and move from basic analog to advanced analog and digital systems, there can be no assurance that such increase will occur.

    Broadband communications systems are sold primarily through the efforts of sales personnel employed by the Company who are skilled in the technology of the particular system.

    Because a limited number of cable and satellite television operators provide services to a large percentage of television households in the United States, the loss of some of these operators as customers could have a material adverse effect on the Company's sales. TCI, including its affiliates, and Time Warner Cable, including its affiliates, each accounted for 14% of the consolidated net sales of the Company for the year ended December 31, 1997.

PATENTS

    The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that the Company considers important to the development of its business. Although the Company's management believes that the Company's patents provide a competitive advantage, the Company will rely equally on its proprietary knowledge and ongoing technological innovation to develop and maintain its competitive position.

BACKLOG

    At December 31, 1997 and 1996, the Company had a backlog of approximately $484 million and $406 million, respectively. Backlog includes only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict accurately the amount of backlog orders that will result in sales.

COMPETITION

    The Company's products and services will compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than the Company, and the rapid technological changes occurring in the Company's markets are expected to lead to the entry of new competitors. The Company's ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in the Company's ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on the Company's sales and profitability. The management of the Company believes that the Company will enjoy a strong competitive position in its existing cable and satellite television markets due to the Company's large installed cable and satellite television equipment base, its strong relationships with the major cable television operators and satellite television programmers, its technological leadership and new product development capabilities, and the likely need for compatibility of new technologies with currently installed systems. There can be no assurance, however, that competitors will not be able to develop systems compatible with, or that are alternatives to, the Company's proprietary technology or systems or that the Company will be able to introduce new products and technologies on a timely basis. In addition, the Partnership is competing in the local telephone access equipment market with a number of well-established suppliers. There is no assurance that the Partnership will be successful in this market.

RAW MATERIALS

    The Company purchases raw materials from many sources in the United States, as well as from sources in the Far East, Canada and Europe and its products include certain components that are currently available only from single sources. The Company has in effect inventory controls and other policies intended to minimize the effect of any interruption in the supply of these components. There is no single supplier the loss of which would have a continuing material adverse effect on the Company.

ENVIRONMENT

    The Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The manufacturing facilities of the Company are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition.

EMPLOYEES

    At January 31, 1998, approximately 7,350 people were employed by the Company. Of these employees, approximately 2,100, 2,200 and 2,700 were located at the U.S., Taiwan and Mexico facilities, respectively, with the balance located in Europe, Latin America and the Far East. As of January 31, 1998, approximately 400 of the Company's employees were covered by collective bargaining agreements. Of these employees, approximately 220 were located at the Mexican facilities and approximately 180 were located at facilities in Germany. The management of the Company believes that the Company's relations with both its union and non-union employees are satisfactory.

ITEM 2. PROPERTIES

    The Company has manufacturing, warehouse, sales, research and development and administrative facilities worldwide which have an aggregate floor space of
1.1 million square feet. Of these facilities, aggregate floor space of approximately 0.5 million square feet is leased (excluding the new facilities described below), and the remainder is owned by the Company. The management of the Company does not believe that there is any material long-term excess capacity in the Company's facilities, although utilization is subject to change based on customer demand. During the fourth quarter of 1997, employees began to move into new Company headquarters facilities in Horsham, Pennsylvania, which are expected to be completed by the end of the second quarter of 1998. New facilities in San Diego, California for the Satellite Data Networks business unit are expected to be completed during the second quarter of 1998. These new facilities in Pennsylvania and California, totaling approximately 0.7 million square feet, will be leased by the Company and will be used for administrative, sales, marketing and engineering purposes. The management of the Company believes that the Company's facilities and equipment, as supplemented by the new facilities, generally are well maintained, in good operating condition and suitable for the Company's purposes and adequate for present operations. The foregoing description does not include Company facilities that will be closed in 1998.

ITEM 3. LEGAL PROCEEDINGS

    An action entitled BROADBAND TECHNOLOGIES, INC. V. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Distributing Company infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, the Distributing Company's motion to dismiss the complaint for lack of personal jurisdiction was denied. In March 1998, the Company filed motions with the district court for summary judgment on the issues of invalidity and non-infringement of the BBT patent and BBT filed a motion of partial summary judgment on the issue of infringement. In connection with the Spin-off, the Company has agreed to indemnify the Distributing Company in respect of its obligations, if any, arising out of or in connection with this litigation. The Partnership has assumed liability with respect to this litigation.

    In March 1997, Next Level Communications commenced an action against BBT, in the United States District Court for the Northern District of California for a declaratory judgment that BBT's 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, Next Level Communications charges that BBT infringes two patents relating to video compression and video signal processing. BBT has answered the complaint and does not contest jurisdiction. On September 30, 1997, BBT's motion to have the case transferred to North Carolina was denied. The Partnership has assumed responsibility with respect to this litigation. In March 1998, the Partnership filed motions for summary judgment on the issues of validity and non-infringement of the BBT patent.

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Spin-off, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT 2200 and DigiCipher-Registered Trademark- products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Spin-off, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. The court had granted the defendants' motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action. In connection with the Spin-off, the Company has agreed to indemnify the Distributing Company in respect of its obligations, if any, arising out of or in connection with these actions. The Company intends to vigorously contest these actions.

    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by certain holders of preferred stock of Next Level Communications, which was merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to Next Level Communications in connection with the acquisition of Next Level Communications by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended complaint, denying liability. In connection with the Spin-off, the Company has agreed to indemnify the Distributing Company in respect of its obligations, if any, arising out of or in connection with this action. The Company intends to vigorously contest this action.

    On February 19, 1998, a consolidated securities class action complaint entitled IN RE NEXTLEVEL SYSTEMS, INC. SECURITIES LITIGATION was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleges that the defendants violated Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The Company intends to vigorously contest this action.

    On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION V. NEXT LEVEL COMMUNICATIONS, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. The plaintiffs allege that the defendants have misappropriated trade secrets relating to a switched digital video product, and that the defendants have conspired to misappropriate the trade secrets. The plaintiffs seek monetary and exemplary damages and attorney fees. The Company believes this litigation is duplicative of prior litigation and intends to vigorously contest this action.

    The Company is involved in certain other legal proceedings arising in the ordinary course of business (and it is required to indemnify CommScope, Inc. and the Distributing Company in respect of certain legal proceedings), none of which the Company's management believes will have a material adverse effect on the Company's financial statements. In addition, because of the competitive environment and the nature of the Company's business, there have been and may continue to be legal challenges to its new technologies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is listed and traded under the symbol GIC on the New York Stock Exchange. The Common Stock began trading on July 24, 1997, as a result of the Spin-off. The Company did not pay dividends on its Common Stock during 1997. The Company's ability to pay cash dividends on its Common Stock is limited by certain covenants contained in a credit agreement to which the Company is a party.

                                                                              STOCK PRICE RANGES
                                                                              ------------------
1997                                                                           HIGH        LOW
----------------------------------------------------------------------------- -------    -------
Third quarter................................................................ $21 1/2    $16
Fourth quarter............................................................... $19 1/8    $12 5/8

    As of March 16, 1998, the approximate number of registered stockholders of record of the Company's Common Stock was 1,080.

    In December 1997, the Company issued warrants (the "Warrants") which are exercisable to purchase approximately 29 million shares of Common Stock to NDTC and certain MSOs. Each Warrant is exercisable at an exercise price of $14.25 per share, for one share of Common Stock. The Warrants vest in three installments on December 31, 1998, 1999 and 2000 upon the purchase by the warrantholder (or, in some cases, a related party) of a specified number of advanced digital set-top terminals from the Company, and remain exercisable for 18 months. The issuance of the Warrants was exempt from registration pursuant to Section 4(2) of the Securities Act. The Warrants were issued in connection with the execution of agreements for the supply of advanced digital set-top terminals by the Company to each of NDTC and the MSOs. Proceeds from the exercise of the Warrants will be used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY

                                                                                      YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                                1997 (A)     1996 (B)     1995 (C)     1994 (D)      1993
-----------------------------------------------------------------  -----------  -----------  -----------  -----------  ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales........................................................   $   1,764    $   1,756    $   1,533    $   1,275   $     783
Cost of sales....................................................       1,336        1,350        1,080          878         529
Gross profit.....................................................         428          406          453          397         254
Selling, general and administrative..............................         215          174          138          103          87
Research and development.........................................         208          198          138          105          68
Purchased in-process technology..................................      --           --              140       --          --
NLC litigation costs.............................................      --              141       --           --          --
Amortization of excess of cost over fair value of
  net assets acquired............................................          15           14           14           15          15
Operating income (loss)..........................................         (10)        (122)          22          175          84
Interest expense, net............................................          (5)         (26)         (23)         (27)        (35)
Income (loss) before income taxes and cumulative effect of
  changes in accounting principles...............................         (10)        (149)          (2)         149          58
Net income (loss)................................................   $     (16)   $     (96)   $       4    $     121   $      50
Pro forma loss per share--basic and diluted (e)..................       (0.11)       (0.65)

                                                                                         DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1997       1996       1995       1994       1993
                                                                     ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Total assets.......................................................  $   1,675  $   1,630  $   1,354  $   1,199  $     970
Other non-current liabilities......................................         66        188         75         78        103
Stockholders' equity...............................................      1,215      1,051        926        764        629

------------------------

(a) Includes charges of $110 million ($79 million net-of-tax) reflecting restructuring and other charges primarily related to the closure of various facilities, including the Company's satellite TV manufacturing facility in Puerto Rico, severance and other employee separation costs, the write-down of certain assets to their estimated net realizable values and costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, Inc. (see Notes 1, 5 and 17 to the consolidated financial statements).

(b) Includes charges of $226 million ($145 million net-of-tax) reflecting Next Level Communications ("NLC") litigation costs and other charges primarily related to the transition to the Company's next-generation digital products and the write-down of certain assets to their estimated net realizable values (see Notes 5, 12 and 17 to the consolidated financial statements).

(c) Includes a charge of $140 million ($90 million net-of-tax) for purchased in-process technology in connection with the acquisition of NLC (see Note 6 to the consolidated financial statements).

(d) Includes an income tax benefit of $31 million, as a result of a reduction in a valuation allowance related to domestic deferred income tax assets.

(e) Prior to the Distributions (see Note 1 to the consolidated financial statements), the Company did not have its own capital structure, and pro forma per share information has only been presented for the years ended December 31, 1997 and 1996. The pro forma loss per share was calculated by dividing the net loss by the pro forma weighted-average number of shares outstanding. The pro forma weighted-average number of shares outstanding used for 1996 equaled the number of common shares issued on the date of the Distributions, and for 1997, included the number of common shares issued on the date of the Distributions plus the actual share activity during the period subsequent to the Distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

    General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide supplier of systems and components of high-performance networks, delivering video, voice and Internet/data services to the cable, satellite and telephony markets. The Company was formerly the Communications Business of the former General Instrument Corporation (the "Distributing Company"). In July 1997, the Distributing Company distributed all of its outstanding shares of capital stock of the Company to its stockholders, and the Company then began operating as an independent entity with publicly traded stock.

    The Company's consolidated financial statements and notes to the consolidated financial statements, included elsewhere in this Form 10-K, should be read as an integral part of the following financial review.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 WITH
  THE YEAR ENDED DECEMBER 31, 1996

    NET SALES. Net sales for the year ended December 31, 1997 were $1,764 million compared to $1,756 million for the year ended December 31, 1996. Net sales in 1997 when compared to 1996 reflect higher sales of digital cable TV systems and interactive advanced analog TV systems, offset by lower sales of basic analog cable TV systems, cable transmission network systems, digital satellite receivers and private/ commercial network satellite systems. Analog and digital products represented 58% and 42%, respectively, of total sales in 1997 compared to 67% and 33%, respectively, of total sales in 1996.

    Worldwide broadband sales (consisting of digital and analog cable and wireless television systems and transmission network systems) increased $112 million, or 10%, to $1,293 million in 1997 primarily as a result of increased U.S. sales volumes of digital cable TV terminals and headends and CFT advanced analog cable TV terminals, partially offset by lower sales of basic analog cable and transmission network systems. These sales reflect the increasing commitment of U.S. cable television operators to deploy state-of-the-art digital and interactive advanced analog systems in order to offer advanced entertainment, interactive services and Internet access to their customers. International broadband sales increased $11 million, or 3%, to $403 million in 1997 and represented 31% of worldwide broadband sales in 1997 compared to 33% in 1996. Worldwide satellite sales of $462 million for the year ended December 31, 1997 decreased $113 million, or 20%, from 1996 primarily as a result of lower sales volumes of digital satellite receivers to PRIMESTAR. International satellite sales increased $41 million, or 59%, to $110 million in 1997, primarily as a result of higher Canadian sales. International satellite sales represented 24% of worldwide satellite sales in 1997 compared to 12% in 1996. Next Level Communications' ("NLC") sales were $9 million in 1997.

    GROSS PROFIT. Gross profit increased $22 million, or 5%, to $428 million in 1997 from $406 million in 1996 and was 24% of sales in 1997 compared to 23% in 1996. Gross profit for the year ended December 31, 1997 was reduced by $84 million of charges primarily related to the closure of the Company's Puerto Rico satellite manufacturing facility, employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, Inc. and the write-down of inventories to their estimated net realizable values (see Notes 1, 5 and 17 to the consolidated financial statements). Gross profit for the year ended December 31, 1996 was reduced by $71 million of charges primarily related to the write-down of inventories to their estimated net realizable values and the accrual of upgrade and product warranty liabilities in connection with the transition to the Company's next-generation digital products (see Note 17 to the consolidated financial statements). The higher gross profit and gross profit margin in 1997 resulted from higher production volumes and ongoing cost reduction programs on digital and advanced analog products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was $215 million in 1997 compared to $174 million in 1996 and was 12% of sales in 1997 compared to 10% in 1996. SG&A expense for the year ended December 31, 1997 included $28 million of charges related to severance and other employee separation costs, costs associated with the closure of various facilities and legal and other professional fees incurred in connection with the Distributions (see Notes 1, 5 and 17 to the consolidated financial statements), partially offset by a $5 million credit related to the collection of certain receivables previously considered to be uncollectible. SG&A expense in 1996 included $14 million of charges primarily related to employee separation costs due to the Distributing Company's plan to separate into three independent companies, the write-down of various fixed assets to their estimated net realizable values and the settlement of a litigation matter (see Notes 1, 5 and 17 to the consolidated financial statements). SG&A base spending was also greater in 1997 than in 1996 as a result of increased marketing and field support for NLC's NLevel(3)-Registered Trademark- telephony system and the Company's DVB-compliant digital satellite products and increased sales force, field support and marketing in international cable and satellite television markets.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense increased $10 million, or 5%, to $208 million in 1997 from $198 million in 1996 and was 12% of sales in 1997 compared to 11% in 1996. R&D expense for the year ended December 31, 1997 included $9 million of charges primarily related to the write-down of certain assets used in R&D activities to their estimated net realizable values (see Notes 5 and 17 to the consolidated financial statements). R&D spending in 1997 reflects: the continued development of next-generation products, including high-speed data systems for cable and telephone networks, switched-digital access systems for fiber and twisted-pair networks, as well as the modification of existing products for international markets; the continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances. In addition, in 1997, the Company remained focused on reducing costs and enhancing the features of its digital cable and satellite television systems.

    OTHER INCOME (EXPENSE)-NET. Other income of $6 million for the year ended December 31, 1997 predominantly reflects net investment gains, primarily from the sale of a portion of the Company's investment in Ciena Corporation.

    INTEREST INCOME (EXPENSE)-NET. Net interest expense represents an allocation of interest expense from the Distributing Company based upon the Company's net assets as a percentage of the total net assets of the Distributing Company through July 25, 1997, the date of the Distributions. Net interest expense allocated to the Company was $15 million for the year ended December 31, 1997 compared to $26 million in 1996. Subsequent to July 25, 1997, net interest income primarily represents actual interest earned on the Company's net cash balance and the net reversal of accrued interest subsequent to receiving a revised final judgment in the suit brought against NLC and the founders of NLC by DSC Communications Corporation and DSC Technologies Corporation (the "NLC Litigation").

    On a pro forma basis, interest income was $6 million in 1997 compared to interest expense of $8 million in 1996 (see Note 4 to the consolidated financial statements).

    INCOME TAXES. Through the date of the Distributions, income taxes were determined as if the Company had filed separate tax returns under its then existing structure for the periods presented. Accordingly, future tax rates could vary from the historical effective tax rates depending on the Company's future tax elections. The Company recorded a provision for income taxes of $6 million and a benefit for income taxes of $53 million for the years ended December 31, 1997 and 1996, respectively. Excluding the restructuring and other net charges recorded in 1997 and 1996, the effective tax rates were 38% and 36%, respectively. The higher effective rate in 1997 resulted from a higher provision for state income taxes (see Note 10 to the consolidated financial statements).

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 WITH
  THE YEAR ENDED DECEMBER 31, 1995

    NET SALES. Net sales for the year ended December 31, 1996 were $1,756 million compared to $1,533 million for the year ended December 31, 1995, an increase of $223 million, or 15%. This increase in net sales reflects higher broadband sales, partially offset by lower satellite sales. Analog and digital products represented 67% and 33%, respectively, of total sales in 1996, compared to 70% and 30%, respectively, in 1995.

    Worldwide broadband sales increased $273 million, or 30%, to $1,181 million in 1996 primarily as a result of increased U.S. sales volumes of CFT advanced analog set-top terminals, first-time sales of DCT-1000 MPEG-2 digital set-top terminals and increased global sales volumes of mature analog addressable set-top terminals and transmission network systems electronics. These sales reflect the continued commitment of domestic cable television operators to deploy state-of-the-art addressable systems and enhanced services and the continued deployment of new cable television systems in international markets. International broadband sales increased $107 million, or 37%, to $392 million in 1996 and represented 33% of worldwide broadband sales in 1996 compared to 31% in 1995. Worldwide satellite sales decreased $50 million, or 8%, to $575 million in 1996 due to lower sales volume of digital satellite receivers to PRIMESTAR and VideoCipher RS-TM- analog satellite modules and receivers, partially offset by higher sales volumes of DigiCipher-Registered Trademark- II/MPEG-2 digital satellite systems and DVB-compliant satellite encoders. International satellite sales increased $30 million, or 76%, to $69 million in 1996 and represented 12% of worldwide satellite sales in 1996 compared to 6% in 1995.

    GROSS PROFIT. Gross profit decreased $47 million, or 10%, to $406 million in 1996 from $453 million in 1995 and was 23% of sales in 1996 compared to 30% in 1995. The lower gross profit margin in 1996 reflects $71 million of charges related to the write-down of inventories to their estimated net realizable values and the accrual of upgrade and product warranty liabilities primarily related to the transition to the Company's next-generation digital products (see
Note 17 to the consolidated financial statements). The lower gross profit margin also reflects the shift in product mix from higher margin VideoCipher RS-TM-analog satellite receiver consumer modules to new advanced analog and digital television system products, which initially carry lower margins.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expense was $174 million in 1996 compared to $138 million in 1995 and was 10% of sales in 1996 compared to 9% of sales in 1995. SG&A base spending was greater in 1996 than in 1995 as the Company targeted new growth opportunities, including the marketing of NLC's broadband access systems to telephone companies for interactive digital video, voice and data services, and the Company increased its sales force, field support and marketing activities to take advantage of continued growth opportunities in international cable and satellite television and worldwide telecommunications markets. SG&A expense in 1996 also included $14 million of charges primarily related to the Distributing Company's plan to separate into three independent companies, the write-down of various fixed assets to their estimated net realizable values and the settlement of a litigation matter (see Notes 1, 5 and 17 to the consolidated financial statements). SG&A expense for 1995 included a $5 million charge primarily related to the direct costs associated with the consolidation of the Company's corporate headquarters and the reorganization of its divisions and $14 million related to a national advertising campaign for C-band satellite systems.

    RESEARCH AND DEVELOPMENT. The Company's R&D expense increased $60 million, or 44%, to $198 million in 1996 from $138 million in 1995 and was 11% of sales in 1996 compared to 9% in 1995. The increased level of spending reflects: the continued development of next-generation products, including cable modems and telephone company access products through NLC, as well as the modification of existing products for international markets; continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; ongoing cost-reduction programs; and product development and international expansion through strategic alliances.

    NLC LITIGATION COSTS. In June 1996, the Company recorded a pre-tax charge of $141 million reflecting the judgment and costs of litigation in the NLC Litigation (see Note 12 to the consolidated financial statements).

    INTEREST EXPENSE-NET. Net interest expense represents an allocation of interest expense from the Distributing Company and was allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. Net interest expense allocated to the Company increased $3 million to $26 million in 1996 from $23 million in 1995 as a result of higher net interest expense of the Distributing Company.

    INCOME TAXES. Income taxes have been determined as if the Company had filed separate tax returns under its existing structure for the periods presented. The Company recorded a tax benefit of $53 million and $7 million in 1996 and 1995, respectively (see Note 10 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Distributions, the Company participated in the Distributing Company's cash management program. To the extent the Company generated positive cash, such amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. At the date of the Distributions, $125 million of cash was transferred to the Company.

    For the years ended December 31, 1997 and 1996, cash used by operations was $1 million and $77 million, respectively. Cash used by operations in 1997 primarily reflects the payment of the judgment in the NLC Litigation and the funding of NLC's operations, offset by cash generated by the operations of the broadband business. Cash used in operations in 1996 primarily reflects the Company's increased working capital requirements.

    At December 31, 1997, working capital was $436 million compared to $372 million at December 31, 1996. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not alter the Company's working capital requirements.

    During the years ended December 31, 1997 and 1996, the Company invested $80 million and $134 million, respectively, in equipment and facilities. In 1998, the Company expects to continue to expand its capacity to meet increased current and anticipated future demands for advanced analog and digital products, with capital expenditures for the year expected to approximate $140 million. Additionally, during the years ended December 31, 1997 and 1996, the Company made $40 million and $15 million, respectively, of strategic investments. The Company's R&D expenditures were $208 million and $198 million for the years ended December 31, 1997 and 1996, respectively, and are expected to approximate $170 million for the year ending December 31, 1998.

    The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of December 31, 1997, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $513 million.

    In January 1998, the Company announced that, subject to the completion of definitive agreements, Sony Corporation will purchase 7.5 million new shares of Common Stock of the Company for $188 million (see Note 14 to the consolidated financial statements).

    In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership (the "Partnership") in exchange for approximately an 89% (subject to additional dilution) limited partnership interest. Additionally, the Company advanced to the Partnership $75 million, utilizing available operating funds and borrowings under its Credit Agreement, in exchange for an 8% debt instrument (the "Note"). Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to fully reserve for the Note concurrently with the funding (see Note 18 to the consolidated financial statements). Separately, the Company expects to incur an additional $20 to $35 million of after-tax charges in the first quarter of 1998 related to additional severance, relocation and other employee separation costs and move-related costs associated with the closure of various facilities. The Company expects these amounts will be paid during 1998.

    The Company's management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and borrowings under the Credit Agreement. The Company believes that based upon its analysis of its consolidated financial position and its expected operating cash flows from future operations, along with available funding under the Credit Agreement (see Note 11 to the consolidated financial statements), cash flows will be adequate to fund operations, research and development, capital expenditures and strategic restructuring costs. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

NEW TECHNOLOGIES

    The Company operates in a dynamic and competitive environment in which its success will be dependent upon numerous factors, including its ability to continue to develop appropriate technologies and successfully implement applications based on those technologies. In this regard, the Company has made significant investments to develop advanced systems and equipment for the cable and satellite television, Internet/data delivery and local telephone access markets.

    Management of the Company believes that the commercialization of digital broadband systems and equipment, which provide for greatly expanded channel capacity and programming options, improved quality and security of signal transmission and the capability of delivering enhanced features and services, is a strategic market for the Company. Management also believes that the Company's position in this emerging market is significantly enhanced by the Company's leadership in a key enabling technology, digital video compression, which converts television signals to a digital format and then compresses the signals of several channels of television programming into the bandwidth currently used by just one analog channel. The Company has developed and is deploying digital television systems that enable cable television operators and satellite programmers to deliver over their existing networks up to 16 times as much information as is possible with existing analog technology.

    The Company will offer multiple system operators ("MSOs") what it believes is a cost-effective family of open-standard digital terminals with analog program capabilities as well. The terminals range from a lower-cost broadcast-only digital terminal to a highly capable, real-time two-way interactive terminal, expected to be available by the end of 1998, with a built-in high-speed cable modem enabling personal computer connectivity and interactive sessions over a dedicated return path. Through December 31, 1997, the Company had shipped more than 500 digital cable TV headend systems, passing 25 million homes, and more than 700,000 digital cable TV set-top terminals. Additionally, effective as of December 1997, the Company entered into agreements to supply an aggregate of 15 million advanced digital terminals to most of the leading North American MSOs over the next three to five years (see Note 14 to the consolidated financial statements). Management of the Company expects these MSOs to begin mass deployment of these terminals in their customers' homes over the next several years in order to take advantage of the enhanced capabilities of the digital networks. The future success of the Company, however, will be dependent on its ability to develop, produce and sell these products successfully and continue to develop and timely exploit new technologies and market opportunities both in the United States and internationally. Additionally, the future success of the Company will be dependent on the ability of the cable and satellite television operators to successfully market the services provided by the Company's advanced digital terminals to their customers. Furthermore, as a result of the current higher costs of production, digital products presently being shipped carry lower margins than the Company's mature analog products.

    Management of the Company expects cable television operators in the United States and abroad to continue to purchase analog products to upgrade their basic networks and invest in new system construction primarily to compete with other television programming sources and to develop, using U.S. architecture and systems, international markets where cable penetration is low and demand for entertainment programming is growing. However, management expects that demand in North America for its basic analog cable products will continue to decline.

    Sales of analog satellite television consumer descramblers have declined, as expected, to minimal levels over the past two years, and are expected to continue to decline, as a result of the availability of competing digital satellite video services. Today, this product line represents less than 1% of consolidated net sales. In February 1998, PRIMESTAR entered into an agreement with the Company, pursuant to which the Company will manufacture integrated receiver decoders for PRIMESTAR's high-power retail and wholesale services expected to be launched during 1998 after PRIMESTAR receives government approval related to the transition of an orbital slot. There can be no assurance, however, that the Company will realize the full benefits of this agreement if PRIMESTAR does not receive the necessary government approval. Additionally the Company introduced its first digital descramblers for the backyard C-band market in 1997. This product, called 4DTV-Registered Trademark-, allows C-band dish owners to take advantage of the wealth of digital programming now being transmitted by satellite. There can be no assurance, however, as to the degree of market acceptance of this new product, or whether significant quantities of 4DTV-Registered Trademark- will be shipped in 1998.

    In September 1995, the Distributing Company, on behalf of the Company, acquired NLC, which was formed to design, manufacture and market a next-generation telecommunications broadband access system for the delivery of telephony, video and data from a telephone company central office or cable television headend to the home. NLC's product, NLevel(3)-Registered Trademark-, is designed to permit the cost-effective delivery of a suite of standard telephony and advanced services such as high-speed Internet/data, work-at-home, distance-learning, video-on-demand and video-telephony to the home from a single access platform. The NLevel(3)-Registered Trademark- system is designed to work with and enhance existing telephony networks and offers the capability to provide voice services (POTS), ISDN, high-speed Internet/data and video services over both copper-twisted-pair and fiber-to-the-curb networks. In the fourth quarter of 1996, NLC entered into an agreement with NYNEX Corporation, now a part of Bell Atlantic Corporation, pursuant to which NLC would deploy approximately one million lines of transport electronics in the greater Boston and New York City areas to carry voice, video and data services. Bell Atlantic Corporation also has options to extend its deployment of the NLevel(3)-Registered Trademark- system to up to five million lines. In the third quarter of 1997, NLC entered into an agreement with U S WEST Communications to develop a product to support 450,000 lines of telephone, data and video service and to build an infrastructure for one million households over five years. Commencing in January 1998, the business of NLC has been operated through the Partnership (see Note 18 to the consolidated financial statements). Since a significant amount of research and development efforts will be required by the Partnership, there can be no assurance that the Company will be able to recover its investment in NLC.

    The Company commenced initial commercial deployment during the third quarter of 1996 of its high-speed cable modem for cable networks, which enables network operators to link subscribers to interactive video and data services at speeds significantly faster than conventional telephone modems. Several cable operators have selected the Company's high-speed cable modems in the U.S. and internationally. However, there can be no assurance that this product line will be commercially successful.

    With these new technologies and applications under development, the Company believes it is well positioned to take advantage of the opportunities presented in its dynamic and competitive environment. There can be no assurance, however, that these technologies and applications will be successfully developed, or, if they are successfully developed, that the Company's customers will implement them or that the Company will otherwise be able to successfully exploit these technologies and applications.

FOREIGN EXCHANGE AND MARKET RISK

    A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. In addition, as mentioned above, the Company's sales of its equipment into international markets have increased. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates (see Notes 3 and 15 to the consolidated financial statements). On a selective basis, the Company enters into contracts to hedge the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

    Foreign currency exchange contracts are sensitive to changes in exchange rates. As of December 31, 1997, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the new Taiwan and Canadian dollars, would result in a net $3 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

INTERNATIONAL MARKETS

    Management of the Company believes that additional growth for the Company will come from international markets. In order to support the Company's international product and marketing strategies, it is currently expected that the Company will add operations in foreign markets in the following areas, among others: customer service, sales, finance and product warehousing. Although no assurance can be given, management expects that the expansion of international operations will not require significant capital expenditures and that increased costs will be offset by increased sales in such markets.

    Sales to the Asia Pacific region accounted for 4% of the Company's worldwide sales for the year ended December 31, 1997. While the Company has not been significantly affected by the current economic and currency uncertainty in this region, the Company continues to monitor its backlog and future orders from its customers in this region to evaluate any impact on shipments. Additionally, as a result of reduced liquidity levels in this region, the Company continues to review the credit position of its customers. There can be no assurance, however, that this situation will not adversely impact the Company's business in the future.

EFFECT OF INFLATION

    The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

READINESS FOR YEAR 2000

    The Company has identified and evaluated the changes to its computer systems and products necessary to achieve a year 2000 date conversion, and any required conversion efforts are currently underway. The Company is also communicating with its suppliers, financial institutions and others with which it does business to understand the impact of any year 2000 issues on the Company. The Company does not believe the cost of achieving year 2000 compliance to be material. Additionally, the Company believes, based on available information, that it will be able to manage its total year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K may include forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "subject to" and "scheduled." These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These risks include, but are not limited to, uncertainties relating to general political and economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television spending, signal security, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations and foreign currency fluctuations and authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission. Reference is made to
Exhibit 99 to this Form 10-K, which is incorporated herein by reference, for a further discussion of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. In addition, the Company's sales of its equipment into international markets have increased. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates (see Notes 3 and 15 to the consolidated financial statements contained in Item 8). On a selective basis, the Company enters into contracts to hedge the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

    Foreign currency exchange contracts are sensitive to changes in exchange rates. As of December 31, 1997, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the new Taiwan and Canadian dollars, would result in a net $3 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of General Instrument Corporation:

    We have audited the consolidated balance sheets of General Instrument Corporation and its subsidiaries (formerly NextLevel Systems, Inc. and, prior thereto, the Communications Business of the former General Instrument Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Instrument Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
--------------------------
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 14, 1998
(March 5, 1998 as to Note 19)

                         GENERAL INSTRUMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
NET SALES...............................................................  $  1,764,088  $  1,755,585  $  1,532,595
Cost of sales...........................................................     1,336,482     1,349,815     1,079,916
                                                                          ------------  ------------  ------------
GROSS PROFIT............................................................       427,606       405,770       452,679
                                                                          ------------  ------------  ------------
OPERATING EXPENSES
  Selling, general and administrative...................................       215,404       174,432       138,209
  NLC litigation costs..................................................       --            141,000       --
  Research and development..............................................       207,826       198,071       137,930
  Purchased in-process technology.......................................       --            --            139,860
  Amortization of excess of cost over fair value of net assets
    acquired............................................................        14,571        14,278        14,418
                                                                          ------------  ------------  ------------
  Total operating expenses..............................................       437,801       527,781       430,417
                                                                          ------------  ------------  ------------
OPERATING INCOME (LOSS).................................................       (10,195)     (122,011)       22,262
Other income (expense), net.............................................         5,766        (1,427)       (1,737)
Interest expense, net...................................................        (5,210)      (25,970)      (22,933)
                                                                          ------------  ------------  ------------
LOSS BEFORE INCOME TAXES................................................        (9,639)     (149,408)       (2,408)
(Provision) benefit for income taxes....................................        (6,474)       53,098         6,614
                                                                          ------------  ------------  ------------
NET INCOME (LOSS).......................................................  $    (16,113) $    (96,310) $      4,206
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

PRO FORMA WEIGHTED-AVERAGE SHARES OUTSTANDING...........................       147,523       147,315
PRO FORMA LOSS PER SHARE--BASIC AND DILUTED.............................  $      (0.11) $      (0.65)

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
ASSETS
Cash and cash equivalents........................................   $   35,225    $   --
Short-term investments...........................................       30,346        --
Accounts receivable, less allowance for doubtful accounts of
  $3,566 and $12,910, respectively...............................      343,625       392,984
Inventories......................................................      288,078       263,829
Deferred income taxes............................................      105,582        81,226
Other current assets.............................................       21,862        17,657
                                                                   ------------  ------------
  Total current assets...........................................      824,718       755,696
Property, plant and equipment, net...............................      236,821       251,748
Intangibles, less accumulated amortization of $86,333 and
  $76,077, respectively..........................................       82,546        92,802
Excess of cost over fair value of net assets acquired, less
  accumulated amortization of $108,123 and $93,552,
  respectively...................................................      471,186       478,783
Deferred income taxes............................................        5,634        32,499
Investments and other assets.....................................       54,448        18,208
                                                                   ------------  ------------
TOTAL ASSETS.....................................................   $1,675,353    $1,629,736
                                                                   ------------  ------------
                                                                   ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.................................................   $  200,817    $  201,382
Other accrued liabilities........................................      188,250       182,782
                                                                   ------------  ------------
  Total current liabilities......................................      389,067       384,164
Deferred income taxes............................................        5,745         6,353
NLC litigation liability.........................................       --           139,100
Other non-current liabilities....................................       65,730        48,945
                                                                   ------------  ------------
  Total liabilities..............................................      460,542       578,562
                                                                   ------------  ------------
Commitments and contingencies (See Notes 12 and 19)
Stockholders' Equity:
Divisional net equity............................................       --         1,051,174
Preferred Stock, $.01 par value; 20,000,000 shares authorized; no
  shares issued..................................................       --            --
Common Stock, $.01 par value; 400,000,000 shares authorized;
  148,358,188 shares issued at December 31, 1997.................        1,484        --
Additional paid-in capital.......................................    1,213,566        --
Accumulated deficit..............................................      (19,236)       --
Unrealized gain on investments, net of taxes of $11,347..........       18,999        --
                                                                   ------------  ------------
                                                                     1,214,813     1,051,174
Less--Treasury Stock, at cost, 4,309 shares of Common Stock......           (2)       --
                                                                   ------------  ------------
  Total stockholders' equity.....................................    1,214,811     1,051,174
                                                                   ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................   $1,675,353    $1,629,736
                                                                   ------------  ------------
                                                                   ------------  ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                 COMMON STOCK    ADDITIONAL                UNREALIZED     COMMON                     TOTAL
                                ---------------   PAID-IN    ACCUMULATED     GAIN ON     STOCK IN    DIVISIONAL  STOCKHOLDERS'
                                SHARES   AMOUNT   CAPITAL      DEFICIT     INVESTMENTS   TREASURY    NET EQUITY     EQUITY
                                -------  ------  ----------  -----------   -----------   ---------   ----------  -------------
BALANCE, JANUARY 1, 1995......    --     $--     $  --        $ --           $--           $--       $  763,895   $  763,895

Net income....................                                                                            4,206        4,206
Transfers from the
  Distributing Company........                                                                           88,558       88,558
Other transactions with the
  Distributing Company........                                                                           69,509       69,509
                                -------  ------  ----------  -----------   -----------      ---      ----------  -------------
BALANCE, DECEMBER 31, 1995....    --      --        --          --            --           --           926,168      926,168

Net loss......................                                                                          (96,310)     (96,310)
Transfers from the
  Distributing Company........                                                                          226,370      226,370
Other transactions with the
  Distributing Company........                                                                           (5,054)      (5,054)
                                -------  ------  ----------  -----------   -----------      ---      ----------  -------------
BALANCE, DECEMBER 31, 1996....    --      --        --          --            --           --         1,051,174    1,051,174

Net income (loss).............                                 (19,236)                                   3,123      (16,113)
Transfers from the
  Distributing Company........                                                                          125,310      125,310
Other transactions with the
  Distributing Company........                                                                           17,814       17,814
Unrealized gain on investment,
  net of tax..................                                                                           21,576       21,576
Spin-off from the Distributing
  Company.....................  147,315  1,473   1,195,948                    21,576                 (1,218,997)     --
Exercise of stock options and
  related tax benefit.........      679      7      10,362                                                            10,369
Stock issued in connection
  with a business
  acquisition.................      358      4       6,996                                                             7,000
Net change in investments.....                                                (2,577)                                 (2,577)
Other.........................        6                260                                   (2)                         258
                                -------  ------  ----------  -----------   -----------      ---      ----------  -------------
BALANCE, DECEMBER 31, 1997....  148,358  $1,484  $1,213,566   $(19,236)      $18,999       $ (2)     $   --       $1,214,811
                                -------  ------  ----------  -----------   -----------      ---      ----------  -------------
                                -------  ------  ----------  -----------   -----------      ---      ----------  -------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
OPERATING ACTIVITIES:
Net income (loss).............................................................  $  (16,113) $  (96,310) $    4,206
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization...............................................      89,857      84,500      68,042
  Gain on sale of short-term investment.......................................     (10,667)     --          --
  NLC litigation costs, net...................................................      --          91,650      --
  Losses from asset sales and write-downs, net................................      19,486      11,974      --
  Purchased in-process technology, net........................................      --          --          90,000
  Changes in assets and liabilities:
    Accounts receivable.......................................................      57,557    (160,550)    (40,809)
    Inventories...............................................................     (22,637)    (42,450)    (58,444)
    Other current assets......................................................       7,919      (2,185)     (4,921)
    Deferred income taxes.....................................................       5,237      (3,978)       (173)
    Non-current assets........................................................       1,226       3,327     (12,281)
    Accounts payable and other accrued liabilities............................     (11,245)     60,108     (16,917)
    NLC litigation payment....................................................    (140,692)     --          --
    Other non-current liabilities.............................................      18,955     (26,079)    (12,109)
  Other.......................................................................         617       3,347       1,570
                                                                                ----------  ----------  ----------
Net cash provided by (used in) operating activities...........................        (500)    (76,646)     18,164
                                                                                ----------  ----------  ----------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment..................................     (79,828)   (134,353)    (96,944)
  Investments in other assets.................................................     (32,770)     (3,700)     (7,003)
  Acquisitions, net of cash acquired..........................................      (6,980)    (11,671)     (2,775)
  Proceeds from sale of short-term investment.................................      10,667      --          --
  Proceeds from sale of assets................................................      10,529      --          --
                                                                                ----------  ----------  ----------
Net cash used in investing activities.........................................     (98,382)   (149,724)   (106,722)
                                                                                ----------  ----------  ----------

FINANCING ACTIVITIES:
  Transfers from Distributing Company.........................................     125,310     226,370      88,558
  Proceeds from stock option exercises........................................       9,363      --          --
  Other.......................................................................        (566)     --          --
                                                                                ----------  ----------  ----------
Net cash provided by financing activities.....................................     134,107     226,370      88,558
                                                                                ----------  ----------  ----------

Change in cash and cash equivalents...........................................      35,225      --          --
Cash and cash equivalents, beginning of year..................................      --          --          --
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of year........................................  $   35,225  $   --      $   --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

1. COMPANY BACKGROUND

    General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, satellite and telephony markets. General Instrument is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators and is a leading provider of digital satellite systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. (the "Partnership") (see Note 18), the Company provides telephone network solutions through the Partnership's NLevel(3)-Registered Trademark- Switched Digital Access system.

    The Company was formerly the Communications Business of the former General Instrument Corporation (the "Distributing Company"). In a transaction that was consummated on July 28, 1997, the Distributing Company (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to the Company (then a wholly-owned subsidiary of the Distributing Company) and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of its outstanding shares of capital stock of each of the Company and CommScope to its stockholders on a pro rata basis as a dividend. Approximately 147.3 million shares of the Company's Common Stock, based on a ratio of one for one, were distributed to the Distributing Company's stockholders of record on July 25, 1997 (the "Communications Distribution"). On July 28, 1997, approximately 49.1 million shares of CommScope Common Stock, based on a ratio of one for three, were distributed to the Company's stockholders of record on that date (the "CommScope Distribution" and, together with the Communications Distribution, the "Distributions"). On July 28, 1997, the Company and CommScope began operating as independent entities with publicly traded common stock, and the Distributing Company retained no ownership interest in either the Company or CommScope. Additionally, immediately following the Communications Distribution, the Distributing Company was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

2. BASIS OF PRESENTATION

    The consolidated financial statements include an allocation of certain assets, liabilities and general corporate expenses from the Distributing Company for the periods prior to the Distributions. In the opinion of management, general corporate administrative expenses have been allocated to the Company on a reasonable and consistent basis using management's estimate of services provided to the Company by the Distributing Company. However, such allocations are not necessarily indicative of the level of expenses which would have been incurred had the Company been operating as a separate stand-alone entity during the periods presented.

    Prior to the Distributions, the Company participated in the Distributing Company's cash management program, and the accompanying consolidated financial statements include an allocation of net interest expense from the Distributing Company. To the extent the Company generated positive cash, such amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. The net effect of these transactions is reflected in stockholders' equity. Net

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

2. BASIS OF PRESENTATION (CONTINUED)
interest expense has been allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate, stand-alone entity. Subsequent to the Distributions, the Company is responsible for all cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

    Prior to the Distributions, the Company's financial results included the costs incurred under the Distributing Company's pension and postretirement benefit plans for employees and retirees of the Company. Subsequent to the Distributions, the Company's financial results include the costs incurred under the Company's own pension and postretirement benefit plans. The provision for income taxes for the periods prior to the Distributions was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. Subsequent to the Distributions, the provision for income taxes is based on the Company's actual results for that period.

    The financial information included herein, related to the periods prior to the Distributions, may not necessarily reflect the consolidated results of operations, financial position, changes in stockholders' equity and cash flows of the Company since the Company was not a separate stand-alone entity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of General Instrument and its wholly-owned subsidiaries. Investments in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. Investments in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost. All intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

    REVENUE RECOGNITION. The Company recognizes revenue when products are shipped and services are performed.

    PRODUCT WARRANTY. The Company warrants its products against defects and accrues estimated warranty expense at the time of sale. Actual warranty costs incurred are charged against the accrual when paid.

    CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENTS. Equity securities held by the Company are classified as "available-for-sale" securities and reported at fair value. Any unrealized holding gains and losses, net of taxes, are excluded from operating results and are recognized as a separate component of stockholders' equity until realized. Fair value of the securities is determined based on market prices. The Company held no debt securities during any period presented.

    INVENTORIES. Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Average useful lives are 5 to 35 years for buildings and improvements; economic useful life or lease term, whichever is shorter, for leasehold improvements and 3 to 10 years for machinery and equipment.

    INTANGIBLE ASSETS. Intangible assets consist primarily of patents, which are being amortized on a straight-line basis over 5 to 17 years.

    EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 30 to 40 years. Management continually reassesses the appropriateness of both the carrying value and remaining life of the excess of cost over fair value of net assets acquired by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. Management believes that, as of December 31, 1997, the carrying value and remaining life of the excess of cost over fair value of net assets acquired are appropriate.

    LONG-LIVED ASSETS. Whenever events indicate that the carrying values of long-lived assets or identifiable intangibles, and the goodwill related to those assets, may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of December 31, 1997, the carrying values of such assets are appropriate.

    FOREIGN CURRENCY TRANSLATION. The Company has determined the U.S. dollar to be the functional currency of all foreign operations. Accordingly, gains and losses recognized as a result of translating foreign operations' monetary assets and liabilities from local currencies to U.S. dollars are reflected in the accompanying consolidated statements of operations. For periods prior to the Distributions, the Company had been considered in the Distributing Company's overall risk management strategy to reduce its exposure to adverse movements in foreign exchange rates. To hedge foreign currency exposure on monetary assets and liabilities the Distributing Company, on behalf of the Company, and subsequent to the Distributions, the Company entered into foreign currency forward exchange contracts on a month-to-month basis.

    BENEFIT PLANS. Prior to the Distributions, the Company participated in the Distributing Company's sponsored non-contributory, defined benefit pension plans covering substantially all employees of the Company. Subsequent to the Distributions, substantially all employees are covered by defined benefit pension plans of the Company. The benefits under the plans are based on years of service and compensation levels. Contributions to pension funds are made when actuarial computations prescribe such funding.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES. The Company's operating results for periods prior to the Distributions will be included in the Distributing Company's consolidated U.S. and state income tax returns and in the tax returns of certain of the Distributing Company's foreign subsidiaries. Through the date of the Distributions, the provision for income taxes was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. Accordingly, future tax rates could vary from the historical effective tax rates depending upon the Company's future tax elections. Subsequent to the Distributions, the provision for income taxes is based on the Company's actual results for that period. Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Deferred income taxes have been provided for the income tax liability that would be incurred on the repatriation of undistributed earnings of the Company's foreign subsidiaries, except for locations where the Company has designated earnings to be permanently reinvested.

    PRO FORMA EARNINGS (LOSS) PER SHARE. On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces primary and fully diluted earnings per share calculated under Accounting Principles Board Opinion No. 15, "Earnings per Share," with basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common and common equivalent shares outstanding adjusted for the dilutive effect of stock options and warrants (unless such common stock equivalents would be anti-dilutive), and the computation of diluted earnings (loss) per share assumes the exercise of stock options and warrants using the treasury stock method. Prior to the Distributions, the Company did not have its own capital structure, and pro forma per share information has been presented for the years ended December 31, 1997 and 1996. The pro forma weighted-average number of shares outstanding used in the pro forma per share calculation for 1996 equaled the number of common shares issued on the date of the Distributions, and for 1997, included the number of common shares issued on the date of the Distributions plus the actual share activity during the period subsequent to the Distributions. Further, since the computation of diluted loss per share is anti-dilutive, the amounts reported for pro forma basic and diluted loss per share are the same.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

    NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED.

    OTHER COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or as a separate statement. In addition, it requires the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company will adopt SFAS No. 130 in the first quarter of 1998. However, since this statement only requires additional disclosures, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SEGMENT REPORTING. In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires the reporting of selected information about operating segments in interim financial statements. The Company will adopt SFAS No. 131 in the first quarter of 1998 and is currently evaluating the disclosure requirements.

4. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The unaudited pro forma consolidated statements of operations presented below were prepared to give effect to the Distributions as if they had occurred on January 1, 1996. The unaudited pro forma statements of operations set forth below do not purport to represent what the Company's operations actually would have been had the Distributions occurred on January 1, 1996 or to project the Company's operating results for any future period.

    The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $4 million and $7 million of selling, general and administrative ("SG&A") costs for the years ended December 31, 1997 and 1996, respectively, to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions are no longer allocable and (ii) a net debt level of

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

4. PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
$100 million at the beginning of each period presented through July 25, 1997, the date of the Communications Distribution.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $  1,764,088  $  1,755,585
Cost of sales.........................................................................     1,336,482     1,349,815
                                                                                        ------------  ------------
Gross profit..........................................................................       427,606       405,770
                                                                                        ------------  ------------
Operating expenses:
  Selling, general and administrative.................................................       219,004       181,032
  NLC litigation costs................................................................       --            141,000
  Research and development............................................................       207,826       198,071
  Amortization of excess of cost over fair value of net assets acquired...............        14,571        14,278
                                                                                        ------------  ------------
    Total operating expenses..........................................................       441,401       534,381
                                                                                        ------------  ------------
Operating loss........................................................................       (13,795)     (128,611)
Other income (expense), net...........................................................         5,766        (1,427)
Interest income (expense), net........................................................         5,631        (7,595)
                                                                                        ------------  ------------
Loss before income taxes..............................................................        (2,398)     (137,633)
(Provision) benefit for income taxes..................................................        (9,269)       48,989
                                                                                        ------------  ------------
Net loss..............................................................................  $    (11,667) $    (88,644)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted-average shares outstanding...................................................       147,523       147,315
Loss per share -- basic and diluted...................................................  $      (0.08) $      (0.60)

5. RESTRUCTURINGS

    In the fourth quarter of 1997, the Company announced it would develop a multifaceted plan to improve its financial performance and achieve the full strategic potential of its world-class communications technologies and market leadership positions. As part of this plan, the Company streamlined the cost structure of its San Diego-based satellite business and reduced this unit's headcount by approximately 225. Additionally, the Company closed its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. Future satellite receiver manufacturing will be subcontracted or produced at the Company's other manufacturing facilities. The Company also announced it would move its corporate headquarters from Chicago, Illinois to Horsham, Pennsylvania during the first quarter of 1998.

    As a result of the above actions, the Company recorded a pre-tax charge of $36 million primarily related to severance and other employee separation costs, costs associated with the closure of various facilities and the write-down of certain assets to their estimated net realizable values. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Through December 31, 1997, the Company has made severance payments of $5

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

5. RESTRUCTURINGS (CONTINUED)
million to approximately 800 employees, and the remaining severance and other employee separation costs will be paid in 1998. The Company expects to incur an additional $20 to $35 million of restructuring and other after-tax charges in the first quarter of 1998 related to additional severance, relocation and other employee separation costs and move-related costs associated with the closure of various facilities.

    In connection with the Distributions (see Note 1), the Company recorded a charge during 1997 of $18 million to cost of sales for employee costs, which included a curtailment and settlement loss of $4 million (see Note 13), related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. The Company expects to fully pay these costs prior to the end of the second quarter of 1998. Further, the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions.

    In December 1996, the Distributing Company committed to certain restructuring actions not related to the Distributions. These actions resulted in a charge of $8 million to SG&A expense for the write-down of various assets to their estimated net realizable values.

6. ACQUISITIONS

    In September 1997, the Company acquired Telenetworks, a specialized software company, and in June 1996, the Company acquired the assets of the Magnitude-Registered Trademark- MPEG-2/DVB product family of Compression Labs, Inc. The aggregate net purchase price of these acquisitions was $19 million. Such acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of each acquisition.

    In September 1995, the Distributing Company, on behalf of the Company, acquired all of the remaining outstanding shares of Next Level Communications ("NLC"), including shares issued upon conversion of all of NLC's outstanding options and warrants. The total purchase price of $91 million consisted of 2.2 million common shares of the Distributing Company valued at $75 million, Distributing Company stock options valued at $10 million and cash of $6 million. NLC is involved with the development of a next-generation broadband access system, NLevel(3)-Registered Trademark-, utilizing switched-digital video technology. NLevel(3)-Registered Trademark- is designed to provide delivery of video, voice and Internet/data services over both copper-twisted-pair and fiber-to-the-curb networks. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price of $91 million, plus the $2 million of costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $90 million of the total purchase price represented the value, net of deferred income taxes, of NLC's in-process technology. Since technological feasibility had not yet been achieved and there was no alternative future use for the technology being developed, the amounts allocated to the in-process technology were expensed concurrent with the purchase. The net-of-tax charge of $90 million included $140 million associated with this technology charged to operating income, offset by a non-cash tax benefit of $50 million. See also Note 18.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

7. INVENTORIES

    Inventories consist of:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
Raw materials.......................................................  $   111,148  $   104,984
Work in process.....................................................       19,676       21,344
Finished goods......................................................      157,254      137,501
                                                                      -----------  -----------
                                                                      $   288,078  $   263,829
                                                                      -----------  -----------
                                                                      -----------  -----------

8. PROPERTY, PLANT AND EQUIPMENT-NET

    Property, plant and equipment-net consist of:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
Land and land improvements..........................................  $    17,683  $    17,678
Buildings, improvements and leasehold improvements..................       37,443       23,111
Machinery and equipment.............................................      421,615      435,078
                                                                      -----------  -----------
                                                                          476,741      475,867
Less accumulated depreciation.......................................     (239,920)    (224,119)
                                                                      -----------  -----------
                                                                      $   236,821  $   251,748
                                                                      -----------  -----------
                                                                      -----------  -----------

9. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
Salaries and compensation liabilities...............................  $    49,831  $    27,049
Payroll, state and local taxes......................................        7,648       12,542
Product and warranty liabilities....................................       54,594       77,291
Other...............................................................       76,177       65,900
                                                                      -----------  -----------
                                                                      $   188,250  $   182,782
                                                                      -----------  -----------
                                                                      -----------  -----------

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

10. INCOME TAXES

    The domestic and foreign components of income (loss) before income taxes are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1997         1996         1995
                                                         -----------  -----------  -----------
Domestic...............................................  $   (23,157) $  (189,487) $   (42,964)
Foreign................................................       13,518       40,079       40,556
                                                         -----------  -----------  -----------
Total..................................................  $    (9,639) $  (149,408) $    (2,408)
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The components of the provision (benefit) for income taxes are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1997         1996         1995
                                                         -----------  -----------  -----------
Current:
  Federal..............................................  $     7,583  $    (5,878) $   (17,823)
  Foreign..............................................        3,905        4,312        4,810
  State................................................        3,800        1,796        6,572
                                                         -----------  -----------  -----------
                                                              15,288          230       (6,441)
                                                         -----------  -----------  -----------
Deferred:
  Federal..............................................      (11,039)     (52,635)        (305)
  Foreign..............................................          926        1,269        1,781
  State................................................        1,299       (1,962)      (1,649)
                                                         -----------  -----------  -----------
                                                              (8,814)     (53,328)        (173)
                                                         -----------  -----------  -----------
Provision (benefit) for income taxes...................  $     6,474  $   (53,098) $    (6,614)
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The provision for income taxes for the periods prior to the Distributions was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. Subsequent to the Distributions, the provision for income taxes is based on the Company's actual results for that period.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

10. INCOME TAXES (CONTINUED)
    The following table presents the principal reasons for the difference between the actual income tax provision (benefit) and the tax benefit computed by applying the U.S. federal statutory income tax rate to the loss before income taxes:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
Federal income tax benefit at 35%..........................................  $   (3,374) $  (52,293) $     (842)
State income taxes-net.....................................................       3,314        (108)      3,199
Foreign operations.........................................................       1,153      (6,655)     (2,449)
Non-deductible purchase accounting item....................................       4,997       4,997       5,046
Settlement of tax audits...................................................      --          --         (12,000)
Other-net..................................................................         384         961         432
                                                                             ----------  ----------  ----------
Provision (benefit) for income taxes.......................................  $    6,474  $  (53,098) $   (6,614)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

Effective income tax rate..................................................        67.2%      (35.5%)     (274.7%)

    Deferred income taxes as recorded in the accompanying consolidated balance sheets are comprised of the following:

                                                                  DECEMBER 31, 1997                   DECEMBER 31, 1996
                                                         -----------------------------------  ----------------------------------
                                                           ASSET      LIABILITY      NET        ASSET     LIABILITY      NET
                                                         ----------  -----------  ----------  ---------  -----------  ----------
Current Deferred Income Taxes:
  Domestic net operating loss carryforwards (expiring
    in 2012)...........................................  $   35,325   $  --       $   35,325  $  --       $  --       $   --
  Accounts receivable and inventory reserves...........      33,732      --           33,732     27,600      --           27,600
  Product and warranty liabilities.....................      21,250      --           21,250     23,357      --           23,357
  Employee benefits....................................      13,444      --           13,444      8,128      --            8,128
  Other current........................................       1,831      --            1,831     22,141      --           22,141
                                                         ----------  -----------  ----------  ---------  -----------  ----------
                                                         $  105,582   $  --       $  105,582  $  81,226   $  --       $   81,226
                                                         ----------  -----------  ----------  ---------  -----------  ----------
                                                         ----------  -----------  ----------  ---------  -----------  ----------
Non-Current Deferred Income Taxes:
  Tax credit carryforwards (expiring in 2012)..........  $    6,516   $  --       $    6,516  $  --       $  --       $   --
  Fixed and intangible assets..........................     (17,673)     --          (17,673)   (26,839)     --          (26,839)
  NLC litigation liability.............................      --          --           --         48,690      --           48,690
  Employee benefits....................................      13,340      --           13,340      6,865      --            6,865
  Other non-current....................................       3,451       5,745       (2,294)     3,783       6,353       (2,570)
                                                         ----------  -----------  ----------  ---------  -----------  ----------
                                                         $    5,634   $   5,745   $     (111) $  32,499   $   6,353   $   26,146
                                                         ----------  -----------  ----------  ---------  -----------  ----------
                                                         ----------  -----------  ----------  ---------  -----------  ----------

    In July 1997, the Company, General Semiconductor and CommScope entered into a tax-sharing agreement that effectively provides that the Company will be responsible for the consolidated tax liability of the Distributing Company for all periods prior to the Distributions. As a result, the consolidated tax liability of the Distributing Company was allocated to the Company at the date of the Distributions.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

10. INCOME TAXES (CONTINUED)
    At December 31, 1996 the federal and state income taxes which were currently payable or receivable were settled with the Distributing Company through divisional net equity. In addition, during the years ended December 31, 1996 and 1995, the Distributing Company settled certain tax matters which decreased the Company's tax payable through divisional net equity to the Distributing Company and resulted in credits of $5 and $2 million to goodwill for 1996 and 1995, respectively, since these matters related to periods prior to the acquisition of the Distributing Company by affiliates of Forstmann Little & Co. In addition, during 1995, the Distributing Company had a favorable settlement of a tax matter related to the Company that resulted in a $12 million benefit to the 1995 income tax provision.

    Deferred taxes have not been provided on undistributed earnings of certain foreign operations of $6 million in 1997 as those earnings are considered to be permanently reinvested. Determining the tax liability that would arise if these earnings were remitted is not practicable. Income taxes received during the period subsequent to the Distributions was $2 million.

11. LONG-TERM DEBT

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which will vary based on certain performance criteria. The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate, and as of December 31, 1997, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At December 31, 1997, the Company had not borrowed under the Credit Agreement and had available credit of $513 million. Interest paid during the period subsequent to the Distributions was $5 million.

12. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, manufacturing and warehouse facilities and transportation and other equipment under operating leases, which expire at various dates through the year 2009. Rent expense was $16, $15 and $11 million in 1997, 1996 and 1995, respectively. The Company has three seven-year operating lease agreements for its domestic administrative facilities, and the total cost of the facilities covered by these agreements approximates $140 million. These leases provide for a substantial residual value guarantee (approximately 83% of the total cost) which is due upon termination of the lease and include purchase and renewal options. The Company can exercise its purchase option or the facilities can

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) be sold to a third party. Upon termination of the leases, the Company expects the fair market value of the leased facilities to substantially reduce or eliminate the payment under the residual value guarantees. The table of future minimum operating lease payments below excludes any payments related to these guarantees.

    Future minimum lease payments required under operating leases as of December 31, 1997 were as follows:

1998...............................................................  $  13,035
1999...............................................................     13,052
2000...............................................................     11,908
2001...............................................................     11,379
2002...............................................................     11,063
Thereafter.........................................................     19,130

    The Company has approximately $87 million of letters of credit outstanding at December 31, 1997.

    The Company is either a plaintiff or a defendant in several pending legal matters. In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial statements.

    In April 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC (the "NLC Litigation"). In June 1996, a final judgment against NLC and the individual defendants was entered in favor of DSC and a pre-tax charge to earnings of $141 million was recorded. In October 1997, the trial court entered a revised final judgment, and in November 1997, the Company satisfied the judgment with a payment of $141 million. See also Note 19.

    An action entitled BROADBAND TECHNOLOGIES, INC. V. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Company infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, the Distributing Company's motion to dismiss the complaint for lack of personal jurisdiction was denied. The Partnership has assumed liability with respect to this litigation (see Note 18).

    In March 1997, NLC commenced an action against BBT in the United States District Court for the Northern District of California for a declaratory judgment that BBT's 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, NLC charges that BBT infringes two patents relating to video compression and video signal processing. BBT has answered the complaint and does not contest jurisdiction. On September 30, 1997, BBT's motion to have the case transferred to North Carolina was denied. The Partnership has assumed responsibility with respect to this litigation.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distributions, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT 2200 and DigiCipher-Registered Trademark- products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distributions, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. The court had granted the defendants' motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action. The Company intends to vigorously contest these actions.

    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by certain holders of preferred stock of NLC, which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended complaint, denying liability. The Company intends to vigorously contest this action.

    In connection with the Distributions, the Company has agreed to indemnify General Semiconductor in respect of its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

    While the ultimate outcome of the matters described above cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial statements.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. EMPLOYEE BENEFIT PLANS

    PENSION PLANS. Prior to the Distributions, the Company participated in the Distributing Company's domestic and foreign pension plans, and the Company's consolidated financial statements reflect the costs experienced for its employees and retirees while included in the Distributing Company's plans. The Company, CommScope and General Semiconductor entered into an Employee Benefits Allocation Agreement, which provided that, effective as of the Distributions, the Company assumed responsibility for liabilities of the Distributing Company under the Distributing Company's employee benefit plans with respect to individuals who are employees or retirees of the Company. In connection with dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, a curtailment and settlement loss of $4 million was recorded by the Company.

    Following the Distributions, the Company established separate defined benefit plans for the employees and retirees of the Company. Assets included in trusts under qualified pension plans were divided after the Distributions between the trusts for the Distributing Company's qualified pension plans and the Company's qualified pension plans. Each such domestic plan received the legally required funding under the Employee Retirement Income Security Act of 1974 ("ERISA"), and foreign plans received funding as specified under the applicable statutory requirements.

    Net pension cost of the Company for the year ended December 31, 1997 consists of the following:

                                                                             DOMESTIC     FOREIGN
                                                                            -----------  ---------
Service cost..............................................................   $   2,651   $   1,713
Interest..................................................................       2,443       1,612
Return on plan assets.....................................................      (4,263)       (285)
Net amortization and deferral.............................................       2,497         578
Curtailment and settlement loss...........................................      --           4,282
                                                                            -----------  ---------
Net pension cost..........................................................   $   3,328   $   7,900
                                                                            -----------  ---------
                                                                            -----------  ---------

    The Company's share of the Distributing Company's consolidated net pension costs which have been recorded in the accompanying statements of operations in 1996 and 1995 was $5 and $4 million, respectively. The net pension expense presented above for 1997 includes the Company's share of the Distributing Company's net pension cost for the period prior to the Distributions.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status of the pension plans and the related amounts as recorded in the accompanying consolidated balance sheet at December 31, 1997 are as follows:

                                                                         DOMESTIC    FOREIGN
                                                                        ----------  ----------
Actuarial present value of:
  Vested benefits.....................................................  $   23,501  $    6,058
                                                                        ----------  ----------
                                                                        ----------  ----------
  Accumulated benefits................................................  $   25,880  $    9,353
                                                                        ----------  ----------
                                                                        ----------  ----------
  Projected benefit obligation........................................  $   37,986  $   20,211
Market value of plan assets...........................................      25,680         912
                                                                        ----------  ----------
Funded status.........................................................     (12,306)    (19,299)
Unrecognized (gain) loss..............................................      (1,662)      7,752
                                                                        ----------  ----------
Accrued pension obligation............................................  $  (13,968) $  (11,547)
                                                                        ----------  ----------
                                                                        ----------  ----------
Actuarial assumptions:
  Discount rate.......................................................        7.25%       6.75%
  Investment return...................................................        9.00%       8.00%
  Compensation increases..............................................        4.75%       6.00%

    The Company's share of the Distributing Company's consolidated actuarial present value of vested benefits, accumulated benefits and the projected benefit obligation was $27, $39 and $62 million, respectively, as of December 31, 1996. The accrued pension obligation recorded in the accompanying consolidated balance sheet at December 31, 1996 was $14 million.

    The domestic pension plans consist principally of a qualified retirement plan that has satisfied the full funding limitation requirements under ERISA. No contributions were made to the plans during 1997. The Company maintains an unfunded supplemental retirement plan for certain members of management, and net pension cost and accrued pension obligations for this plan are included in the amounts above. The Company's foreign pension plans consist principally of a Taiwan pension plan, which is funded under Taiwan's statutory requirements. The Company contributed $1 million to the Taiwan pension plan in 1997. The Company's domestic plan's assets consist of fixed income and equity securities, and the Taiwan plan's assets principally consist of fixed income securities.

    SAVINGS PLAN. The Company maintains a voluntary savings plan covering all non-union employees (prior to the Distributions, eligible employees of the Company participated in the Distributing Company's savings plan). Eligible employees may elect to contribute up to 10% of their salaries subject to certain limitations. The Company contributes an amount equal to 50% of the first 6% of the employee's salary that the employee contributes subject to certain limitations. The Company's expense related to these savings plans was $4, $3 and $2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    POSTRETIREMENT PLAN. Prior to the Distributions, the Company participated in the Distributing Company's sponsored contributory health-care and life insurance benefits plan. Following the Distributions, the Company established a separate postretirement benefit plan for the employees and retirees of the Company (the "Plan"). The Plan is an unfunded contributory group medical plan for all full-time U.S.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
employees of the Company not covered by a collective bargaining agreement and who meet defined age and service requirements. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods. The Plan is the primary provider of benefits for retirees up to age 65. After age 65, Medicare becomes the primary provider.

    Net postretirement benefit costs covering all of the Company's employees for the year ended December 31, 1997 consists of the following:

Service cost.......................................................  $     824
Interest...........................................................        531
Net amortization and deferral......................................       (181)
                                                                     ---------
Net postretirement benefit costs...................................  $   1,174
                                                                     ---------
                                                                     ---------

    The Company's share of the Distributing Company's consolidated net postretirement benefit costs which have been recorded in the accompanying statements of operations in 1996 and 1995 was $0.8 and $0.6 million, respectively. The net postretirement benefit costs presented above for 1997 includes the Company's share of the Distributing Company's net postretirement benefit cost for the period prior to the Distributions.

    The status of the Plan and the related amounts as recorded in the accompanying consolidated balance sheet at December 31, 1997 are as follows:

        Accumulated postretirement benefit obligation ("APBO"):

  Retirees.........................................................  $   2,325
  Active participants..............................................      6,203
                                                                     ---------
Total APBO.........................................................      8,528
Unrecognized prior service cost....................................      1,800
Unrecognized gain..................................................      1,515
                                                                     ---------
Accrued postretirement benefit obligation..........................  $  11,843
                                                                     ---------
                                                                     ---------
Discount rate used in determining APBO.............................       7.25%

    The Company's share of the Distributing Company's consolidated postretirement benefit obligation as of December 31, 1996 was $11 million.

    The assumed rate of future increases in health care cost during 1997 was 12.5% for pre-age 65 retirees and 10% for post-age 65 retirees, and is expected to decline to 6% by the year 2006. Under the Plan, the actuarially determined effect of a one percentage point increase in the assumed health care cost trend rate on annual net postretirement benefit cost and the APBO would be $0.3 and $2 million, respectively.

14. STOCKHOLDERS' EQUITY

    COMMON SHARES. Pursuant to the Company's Amended and Restated Certificate of Incorporation, the authorized capital stock of the Company consists of 400 million shares. As discussed in Note 1, approximately 147.3 million shares of the Company's Common Stock, based on a ratio of one for one, were distributed to the Distributing Company's stockholders of record on July 25, 1997.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK OPTION AGREEMENTS. During 1997 and in prior years, certain employees of the Company were granted awards under the Distributing Company's 1993 Long-Term Incentive Plan (the "Distributing Company Plan"). Awards issued to employees of the Company consisted primarily of stock options.

    Immediately following the Distributions, awards outstanding under the Distributing Company Plan held by the Company's employees were replaced by substitute awards under the Company's 1997 Long-Term Incentive Plan (the "Plan"), and the substitute awards preserved the economic value of the canceled Distributing Company options. Accordingly, the substitute options have the same ratio of the exercise price per option to the market value per share, the same aggregate intrinsic value (difference between market value per share and exercise price) and the same vesting provisions, option period and other terms and conditions as the Distributing Company options being replaced.

    The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance units, performance shares and phantom shares and phantom stock to employees of the Company and its subsidiaries and the granting of stock options to directors of the Company. Generally, stock options have a 10-year term and vest within three or four years of grant.

    The number of shares of Distributing Company common stock subject to options held by the Company's employees at December 31, 1996 and 1995 were approximately 9 and 8 million, respectively. The following table summarizes stock option activity relating to the Company's stock option plan subsequent to the Distributions.

                                                                                     NUMBER OF     WEIGHTED-AVERAGE
                                                                                      SHARES        EXERCISE PRICE
                                                                                  (IN THOUSANDS)       PER SHARE
                                                                                  ---------------  -----------------
Distributing Company options related to employees of the Company, and
  outstanding at July 25, 1997..................................................        11,349         $   22.45
                                                                                        ------
                                                                                        ------
Company options substituted for Distributing Company Options, and outstanding at
  July 25, 1997.................................................................        16,655             15.30
Granted.........................................................................         3,069             16.59
Exercised.......................................................................          (679)            13.78
Canceled........................................................................        (2,117)            15.93
                                                                                        ------
Outstanding at December 31, 1997................................................        16,928             15.52
                                                                                        ------
                                                                                        ------

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable under the Company's stock option plan.

                              SHARES UNDER OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                      -------------------------------------------------  --------------------------------
                          OPTIONS
                      OUTSTANDING AT   WEIGHTED- AVERAGE    WEIGHTED-         OPTIONS         WEIGHTED-
                       DECEMBER 31,        REMAINING         AVERAGE      EXERCISABLE AT       AVERAGE
      RANGE OF             1997           CONTRACTUAL       EXERCISE     DECEMBER 31, 1997    EXERCISE
  EXERCISE PRICES     (IN THOUSANDS)     TERM (YEARS)         PRICE       (IN THOUSANDS)        PRICE
--------------------  ---------------  -----------------  -------------  -----------------  -------------
$  1.03 -  $    1.87           130               5.0        $    1.45              130        $    1.45
  10.82 -      13.82           441               4.4            10.91              432            10.86
  14.14 -      15.75        12,485               8.1            15.17            5,232            14.72
  16.00 -      17.80         3,267               7.0            17.12            1,750            17.19
  18.57 -      20.88           605               9.6            20.43                8            19.93

    At December 31, 1997, 5.6 million shares were reserved for future awards under the Company's stock award plan.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Since the exercise price of all stock options granted was equal to the closing price of the Common Stock on the New York Stock Exchange on the date of grant, no compensation expense has been recognized by the Company under its stock option plan. Compensation expense would have been $23 million in 1997 had compensation cost for stock options awarded under the Plan and under the Distributing Company Plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," and the Company's pro forma net loss and pro forma loss per share (basic and diluted) would have been $31 million and $0.21 for 1997, respectively.

    The incremental fair value of the Company's options was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected holding period of 4 years; a risk-free interest rate of 6.08%; an expected volatility of 35%; and an expected dividend yield of 0%. The weighted-average per share fair value of the options granted during 1997 was estimated at $6.20. The pro forma effect on net loss and loss per share for 1997 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1995.

    WARRANTS. Effective as of December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to most of the leading North American cable television multiple system operators ("MSOs") over the next three to five years. In connection with these supply arrangements, the Company issued warrants to purchase approximately 29 million shares of the Company's Common Stock. The warrants issued to each MSO will vest in three installments on December 31, 1998, 1999, and 2000, to the extent that in each of those years such MSO fulfills its obligation to purchase a threshold number of digital terminals from the Company. Each warrant is exercisable for a period of 18 months after it vests at an exercise price of $14.25 for each share of Common Stock. If, in any year, the Company fails to deliver the threshold number of digital terminals for such year, through no fault of the MSO, the total number of such MSO's warrants will vest for that year.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. STOCKHOLDERS' EQUITY (CONTINUED)
The weighted-average per share fair value of the warrants granted during 1997 approximated $3.50 using the Black-Scholes pricing model with assumptions consistent with those discussed above. The value of the warrants will be amortized to operations in the respective period the digital terminals are shipped.

    STOCKHOLDER RIGHTS PLAN. On June 10, 1997, the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, each stockholder received a dividend of one right for each outstanding share of Common Stock. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $85.

    The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than an existing 15% stockholder or pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding Common Stock, or (ii) 10 business days following a person's or group's commencement of, or announcement of, an intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. Each right will entitle the holder to purchase Common Stock of the Company having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase common stock of the surviving company having a market value (immediately prior to such acquisition) of twice the exercise price of the right. The Company may redeem the rights for $0.01 each at any time prior to such acquisition. The rights will expire on June 10, 2007, unless earlier redeemed.

    In connection with the rights plan, the Board of Directors approved the creation of, out of the authorized but unissued shares of Common Stock of the Company, a Series A Junior Participating Preferred Stock ("Participating Preferred Stock"), consisting of 400,000 shares with a par value of $0.01 per share. The holders of the Participating Preferred Stock are entitled to receive dividends, if declared by the Board of Directors, from funds legally available. Each share of Participating Preferred Stock is entitled to one thousand votes on all matters submitted to stockholder vote. The shares of Participating Preferred Stock are not redeemable by the Company or convertible into Common Stock or any other security of the Company.

    OTHER TRANSACTIONS. The Company and Sony Corporation ("Sony") have announced preliminary plans to enter into a strategic alliance to jointly develop digital television technologies. Subject to the completion of definitive agreements related to this alliance, Sony will purchase 7.5 million new shares of Common Stock of the Company at a purchase price of $25 per share. Separately, in December 1997, the Company signed a memorandum of understanding to purchase from National Digital Television Center, Inc., a subsidiary of Tele-Communications, Inc., certain assets and rights of its authorization business, which is intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems, in exchange for 21,356,000 shares of the Company's Common Stock. These transactions are expected to close in the first half of 1998.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

15. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

    Derivative financial instruments are primarily used by the Company to reduce market risk arising from changes in foreign exchange and interest rates. The Company does not use derivative financial instruments for trading purposes, nor does it engage in currency or interest rate speculation. Derivatives used by the Company consist of foreign exchange instruments. The Company believes that the various counterparties with which the Company enters into these agreements consist of only financially sound institutions and, accordingly, believes that the credit risk for non-performance of these contracts is remote. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

    The Company enters into forward exchange contracts on a month-to-month basis to hedge foreign currency exposure with regard to certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These contracts generally do not subject the Company's results of operations to risk of exchange rate movements because gains and losses on these contracts generally offset, in the same period, gains and losses on the monetary assets and liabilities being hedged.

    On a selective basis, the Company (and the Distributing Company, on behalf of the Company, prior to the Distributions) enters into forward exchange and purchased option contracts to hedge the currency exposure of contractual and other firm commitments denominated in foreign currencies. The Company may also use forward exchange and purchased option contracts designed to hedge the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The purpose of these activities is to protect the Company from the risk that the eventual net cash flows in U.S. dollars from foreign receivables and payables will be adversely affected by changes in exchange rates. Gains and losses on hedges related to contractual and other firm commitments are deferred and recognized in the Company's results of operations in the same period as the gain or loss from the underlying transactions. Gains and losses on forward exchange contracts used to hedge anticipated, but not yet committed, transactions are recognized in the Company's results of operations as changes in exchange rates for the applicable foreign currencies occur. Historically, foreign exchange contracts with respect to contractual and other firm commitments and anticipated, but not yet committed, transactions have been short-term in nature. In addition, purchased options have had no intrinsic value at the time of purchase.

    The Company generally settles forward exchange contracts at maturity at prevailing market rates. The Company recognizes in its results of operations over the life of the contract the amortization of the contract premium or discount. The amortization of these premiums or discounts during each of the three years in the period ended December 31, 1997 was not significant. As of December 31, 1997 and 1996, the Company had outstanding forward exchange contracts with notional amounts of $73 and $9 million, respectively, comprised of foreign currencies that were to be purchased (principally the New Taiwan and Canadian dollars in 1997 and the Pound Sterling in 1996) and $11 and $21 million, respectively, comprised of foreign currencies that were to be sold (principally the Canadian dollar). All outstanding forward exchange contracts at December 31, 1997 and 1996 mature within 12 months, and the fair values of such contracts approximated their carrying values, which were not material. Accordingly, deferred gains or losses on such contracts at December 31, 1997 and 1996 were not significant. Foreign currency transaction losses included in operations were $2, $2 and $5 million in 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, the Company had no purchased option contracts outstanding.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

16. GEOGRAPHIC INFORMATION

    The Company operates in a single-industry segment as a leading supplier of systems and equipment for high-performance networks delivering video, voice and data/Internet services. This segment includes digital and analog set-top systems, network transmission systems, digital and analog satellite systems, including digital compression and transmission system, and high-speed data network and telephony network solutions.

    A significant portion of the Company's products are manufactured or assembled in Mexico and Taiwan. At December 31, 1997, the net assets of these production operations were $20 and $34 million, respectively.

    Operating income (loss) represents net revenue less operating expenses, which excludes interest and income taxes. Identifiable assets are those used in the operations of each geographic area.

                                                                                 U.S. (a)     FOREIGN   ELIMINATIONS    COMBINED
                                                                                -----------   --------  ------------   ----------
Year Ended December 31, 1997
  Net sales (b)...............................................................  $ 1,555,319   $208,769   $  --         $1,764,088
  Intercompany transfers (c)..................................................      197,622    148,873    (346,495)        --
    Net revenues..............................................................    1,752,941    357,642    (346,495)     1,764,088
  Operating income............................................................       23,123(d)    2,154     --            25,277(d)
  Corporate expenses..........................................................      --           --         --           (35,472)(e)
  Identifiable assets.........................................................    1,375,809    137,380      --          1,513,189
  Corporate assets............................................................      --           --         --            162,164

Year Ended December 31, 1996
  Net sales (b)...............................................................    1,579,917    175,668      --          1,755,585
  Intercompany transfers (c)..................................................      140,123    177,060    (317,183)        --
    Net revenues..............................................................    1,720,040    352,728    (317,183)     1,755,585
  Operating income (loss).....................................................     (119,109)(f)   14,514     --         (104,595)(f)
  Corporate expenses..........................................................      --           --         --           (17,416)
  Identifiable assets.........................................................    1,462,886    150,947      --          1,613,833
  Corporate assets............................................................      --           --         --             15,903

Year Ended December 31, 1995
  Net sales (b)...............................................................    1,400,678    131,917      --          1,532,595
  Intercompany transfers (c)..................................................      118,445    110,314    (228,759)        --
    Net revenues..............................................................    1,519,123    242,231    (228,759)     1,532,595
  Operating income............................................................       27,042(g)   15,218     --             42,260(g)
  Corporate expenses..........................................................      --           --         --            (19,998)
  Identifiable assets.........................................................    1,239,976    105,977      --          1,345,953
  Corporate assets............................................................      --           --         --              8,385

------------------------

(a) Included in the U.S. net sales amount are export sales of $304, $285 and $193 million in 1997, 1996 and 1995, respectively.

(b) A limited number of cable and satellite television operators provide services to a large percentage of television households in the U.S. The loss of some of these operators as customers could have a material adverse effect on the Company's sales. TCI and Time Warner, including affiliates, accounted for 14%, 23% and 30% and 14%, 13% and 14% of the Company's consolidated net sales in 1997, 1996 and 1995, respectively.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

16. GEOGRAPHIC INFORMATION (CONTINUED)
(c) Intercompany transfers reflect the originating geographic source of the transfer and principally reflect product assembly, which is accounted for at cost plus a nominal profit.

(d) Includes charges of $107 million reflecting $45 million of restructuring charges (see Note 5) and $62 million of charges primarily related to the closure of various facilities and the write-down of certain assets to their estimated net realizable values (see Note 17).

(e) Includes $15 million of restructuring charges (see Note 5).

(f) Includes charges of $226 million reflecting $8 million of restructuring charges (see Note 5), $141 million of NLC Litigation costs (see Note 12), $57 million of charges primarily related to the transition to the Company's next-generation digital products (see Note 17), and $20 million of other charges related to the write-down of certain assets to their estimated net realizable values and an accrual for a litigation matter (see Note 17).

(g) Includes a charge of $140 million for purchased in-process technology in connection with the acquisition of NLC (see Note 6).

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data for 1997 and 1996 are as follows:

                                                                     QUARTER ENDED
                             ----------------------------------------------------------------------------------------------
                                   MARCH 31,                JUNE 30,             SEPTEMBER 30,            DECEMBER 31,
                             ----------------------  ----------------------  ----------------------  ----------------------
                              1997(a)       1996      1997(b)     1996(c)       1997        1996      1997(d)     1996(e)
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net sales..................  $  408,028  $  386,948  $  450,403  $  433,173  $  464,582  $  428,892  $  441,075  $  506,572
Gross profit...............     113,514     100,134     117,618     110,816     133,441     121,223      63,033      73,597
Net income (loss)..........  $    4,960  $    5,843  $      406  $  (86,129) $   24,458  $   16,813  $  (45,937) $  (32,837)

------------------------

(a) Includes a pre-tax charge of $3 million ($2 million net-of-tax), recorded as cost of sales, for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor.

(b) Includes a pre-tax charge of $15 million ($11 million net-of-tax), recorded as cost of sales, for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor and a pre-tax charge of $6 million ($4 million net-of-tax), recorded as SG&A expense, related to legal and other professional fees incurred in connection with the Distributions.

(c) Includes a charge of $141 million ($92 million net-of-tax) related to the NLC Litigation (see Note 12).

(d) Includes pre-tax charges of $86 million reflecting $36 million ($24 million net-of-tax) of restructuring charges (see Note 5) and $50 million ($37 million net-of-tax) of other net charges primarily related to the write-down of certain assets to their estimated net realizable values, partially offset by net investment gains and the reversal of accrued interest related to the NLC Litigation based on the final judgment. Of these charges, $66 million were recorded as cost of sales and primarily related to the closure of the Company's Puerto Rico satellite TV manufacturing facility and the write-down of inventories to their estimated net realizable values; $22 million were recorded as SG&A expense and

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) primarily related to severance and other employee separation charges and costs associated with the closure of various facilities; and $9 million were recorded as research and development expense and primarily related to severance and other employee separation charges and the write-down of certain assets used in research and development activities to their estimated net realizable values. These charges were partially offset by $11 million of other income related to net investment gains and income associated with the reversal of accrued interest related to the final NLC Litigation settlement.

(e) Includes pre-tax charges of $85 million reflecting $8 million ($5 million net-of-tax) of restructuring charges (see Note 5), $57 million ($35 million net-of-tax) of charges related to the Company's transition to next-generation digital products and $20 million ($13 million net-of-tax) of other charges related to the write-down of certain assets to their estimated net realizable values and the settlement of a litigation matter. Of these charges, $71 million were recorded as cost of sales and related to the write-down of inventories to their estimated net realizable values and the accrual of upgrade and product warranty liabilities in connection with the transition to the Company's next-generation digital products. The remaining $14 million of charges were recorded as SG&A expense and related to the restructuring charges, the write-down of fixed assets to their estimated net realizable values and the settlement of a litigation matter.

    The basic and diluted earnings per share were $0.17 and $0.16, respectively, for the third quarter of 1997, and the basic and diluted loss per share were both $0.31 for the fourth quarter of 1997. Historical earnings (loss) per share for all periods prior to the Distributions have been omitted since the Company was not a separate company with a capital structure of its own.

    The New York Stock Exchange is the principal market on which the Company's securities are traded. The Company's Common Stock began trading on July 24, 1997, and the high and low prices during the third and fourth quarters were $21 1/2 and $16 and $19 1/8 and $12 5/8, respectively. The Company did not pay dividends on its Common Stock during 1997.

18. THE PARTNERSHIP

    In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership (the "Partnership") in exchange for approximately an 89% limited partnership interest (subject to additional dilution). The operating general partner, which was formed by Spencer Trask & Co., has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future.

    Pursuant to the Partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company. The Company, as the limited partner, will have certain protective rights, including the right to approve an alteration of the legal structure of the Partnership, the sale of the Partnership's principal assets, the sale of the Partnership, a change in the general partner and a change in the limited partner's financial interests in the Partnership. Since the operating general partner controls the day-to-day operations of the Partnership and has the ability to make decisions typical of a controlling party, the Partnership's operating results will not be consolidated with the operating results of the Company going forward.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

18. THE PARTNERSHIP (CONTINUED)
    In addition, in January 1998, the Company advanced $75 million to the Partnership in exchange for an 8% debt instrument (the "Note"), and the Note contains normal creditor security rights, including a prohibition against incurring amounts of indebtedness for borrowed money in excess of $10 million. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to fully reserve for the Note concurrent with the funding.

    The Company will account for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future research and development activities will be offset against the $75 million reserve discussed above.

19. SUBSEQUENT EVENTS

    On February 19, 1998, a consolidated securities class action complaint entitled IN RE NEXTLEVEL SYSTEMS, INC. SECURITIES LITIGATION was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleges that the defendants violated Section 11 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false an misleading statements about the Company's business, finances and future prospects. The Company intends to vigorously contest this action.

    On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION V. NEXT LEVEL COMMUNICATIONS, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. The plaintiffs allege that the defendants have misappropriated trade secrets relating to a switched digital video product, and that the defendants have conspired to misappropriate the trade secrets. The plaintiffs seek monetary and exemplary damages and attorney fees. The Company believes this litigation is duplicative of prior litigation and intends to vigorously contest this action.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of General Instrument Corporation:

We have audited the financial statements of General Instrument Corporation and its subsidiaries (formerly NextLevel Systems, Inc. and, prior thereto, the Communications Business of the former General Instrument Corporation) as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 14, 1998 (March 5, 1998 as to Note 19); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of General Instrument Corporation, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 14, 1998

                         GENERAL INSTRUMENT CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT
                                                     BEGINNING                                          BALANCE AT
                                                        OF                                                END OF
                                                      PERIOD      ADDITIONS    DEDUCTIONS    OTHER(1)     PERIOD
                                                    -----------  -----------  -------------  ---------  -----------
Allowance For Doubtful Accounts:
Year ended December 31, 1997......................   $  12,910    $     437     $  (4,781)   $  (5,000)  $   3,566
Year ended December 31, 1996......................   $  10,144    $   5,190     $  (2,424)   $  --       $  12,910
Year ended December 31, 1995......................   $   3,791    $   6,971     $    (618)   $  --       $  10,144

------------------------

(1) Other represents the collection of certain receivables previously considered to be uncollectable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item is contained in the sections captioned "Management of the Company--Board of Directors of the Company," "Management of the Company--Executive Officers" and "Management of the Company--Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is contained in the sections captioned "Management of the Company--Executive Officer Compensation," "Management of the Company--Compensation of Directors," "Management of the Company--Stock Options," "Management of the Company--Pension Plan and SERP" and "Management of the Company--Severance Protection and Separation Agreements" in the 1998 Proxy Statement and is incorporated herein by reference. The sections captioned "Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in the 1998 Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is contained in the section captioned "Beneficial Ownership of Common Stock" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in the 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed as Part of this Report:

       1.  FINANCIAL STATEMENTS.

           The consolidated financial statements of the Company are included in
           Part II, Item 8.

       2.  FINANCIAL STATEMENT SCHEDULE.
          The Financial Statement Schedule of the Company is included in Part
           II, Item 8.

       3.  LIST OF EXHIBITS. See Index of Exhibits included on page 54.

    (b) Reports on Form 8-K:

        A Form 8-K dated as of December 17, 1997 was filed pursuant to Item 5 (Other Events).

        A Form 8-K dated as of October 16, 1997 was filed pursuant to Item 5 (Other Events).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL INSTRUMENT CORPORATION

Date: March 31, 1998            By:             /s/ EDWARD D. BREEN
                                     ------------------------------------------
                                                  Edward D. Breen
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------
                 /s/ EDWARD D. BREEN                    Chairman of the Board and Chief
     -------------------------------------------          Executive Officer (Principal           March 31, 1998
                   Edward D. Breen                        Executive Officer)

                 /s/ ERIC M. PILLMORE                   Vice President, Finance and Acting
     -------------------------------------------          Chief Financial Officer (Principal     March 31, 1998
                   Eric M. Pillmore                       Financial Officer)

                /s/ PAUL J. BERZENSKI
     -------------------------------------------        Vice President and Controller            March 31, 1998
                  Paul J. Berzenski                       (Principal Accounting Officer)

                 /s/ JOHN SEELY BROWN
     -------------------------------------------        Director                                 March 31, 1998
                   John Seely Brown

                 /s/ FRANK M. DRENDEL
     -------------------------------------------        Director                                 March 31, 1998
                   Frank M. Drendel

                  /s/ LYNN FORESTER
     -------------------------------------------        Director                                 March 31, 1998
                    Lynn Forester

              /s/ THEODORE J. FORSTMANN
     -------------------------------------------        Director                                 March 31, 1998
                Theodore J. Forstmann

                  /s/ ALEX J. MANDL
     -------------------------------------------        Director                                 March 31, 1998
                    Alex J. Mandl

                /s/ J. TRACY O'ROURKE
     -------------------------------------------        Director                                 March 31, 1998
                  J. Tracy O'Rourke

                               INDEX TO EXHIBITS

EXHIBIT                                                    DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------

2.1*           Agreement of Merger, dated as of July 25, 1997, between the Company and NextLevel Systems of
               Delaware, Inc.

3.1            Certificate of Ownership and Merger, effective February 2, 1998 (amending Amended and Restated
               Certificate of Incorporation of the Company).

3.2*           Amended and Restated Certificate of Incorporation of the Company

3.3*           Amended and Restated By-Laws of the Company.

4.1**          Rights Agreement, dated as of June 12, 1997, between the Company and ChaseMellon Shareholder
               Services, L.L.C., as Rights Agent (the "Rights Agreement"), which includes, as Exhibit A thereto, the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred
               Stock of the Company, as Exhibit B thereto, the Form of Right Certificate and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares.

4.2****        Amendment, dated as of December 16, 1997, to the Rights Agreement.

4.3            Form of Warrant Issuance Agreement.

10.1*          Employee Benefits Allocation Agreement, dated as of July 25, 1997, among the Company, CommScope,
               Inc. and General Semiconductor, Inc.

10.2*          Debt and Cash Allocation Agreement, dated as of July 25, 1997, among the Company, CommScope, Inc.
               and General Semiconductor, Inc.

10.3*          Insurance Agreement, dated as of July 25, 1997, among the Company, CommScope, Inc. and General
               Semiconductor, Inc.

10.4*          Tax Sharing Agreement, dated as of July 25, 1997, among the Company, CommScope, Inc. and General
               Semiconductor, Inc.

10.5*          Trademark License Agreement, dated as of July 25, 1997, among the Company, CommScope, Inc. and
               General Semiconductor, Inc.

10.6*          Transition Services Agreement, dated as of July 25, 1997, between the Company and General
               Semiconductor, Inc.

10.7*          Transition Services Agreement, dated as of July 25, 1997, between the Company and CommScope, Inc.

10.8*          Credit Agreement, dated as of July 23, 1997, among the Company, Certain Banks, The Chase Manhattan
               Bank, as Administrative Agent, and The Chase Manhattan Bank, Bank of America National Trust and
               Savings Association, BankBoston, N.A., The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust
               Company, Caisse Nationale de Credit Agricole, CIBC Inc., Deutsche Bank, A.G., New York Branch
               and/or Cayman Islands Branch, The Fuji Bank Limited and NationsBank, N.A. as Co-Agents.

10.9*+         The Company's 1997 Long-Term Incentive Plan.

10.10***+      Form of Severance Protection Agreement between the Company and certain executive officers.

10.11+         The Company's Annual Incentive Plan.

EXHIBIT                                                    DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
10.12+         The Company's Deferred Compensation Plan.

10.13+         The Company's Supplemental Executive Retirement Plan.

21             Subsidiaries of the Company.

23             Consent of Deloitte & Touche LLP.

27             Financial Data Schedule.

99             Forward-Looking Information.

All other exhibits are not applicable.

------------------------

* Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 001-12925).

** Incorporated herein by reference from the Company's Registration Statement on Form 8-A, filed with the Commission on June 30, 1997 (File No. 001-12925).

*** Incorporated herein by reference from the Company's Quarterly Report on Form
    10-Q for the period ended September 30, 1997 (File No. 001-12925).

****Incorporated herein by reference from the Company's Current Report on Form
    8-K dated as of December 17, 1997 (File No. 001-12925).

+   Management contract or compensatory plan.