Form 10-Q
period 1998-03-31
GENERAL INSTRUMENT CORP
filed 1998-05-15
CIK 1035881

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                         _____________________

                               FORM 10-Q

(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 1998

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

           101 TOURNAMENT DRIVE, HORSHAM, PENNSYLVANIA, 19044
                (Address of principal executive offices)
                               (Zip Code)

                             (215) 323-1000
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]


As of April 30, 1998, there were 150,882,770 shares of Common Stock outstanding.

                                 PART I

                         FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                 ASSETS


                                           (UNAUDITED)
                                            MARCH 31,          DECEMBER 31,
                                              1998                1997
                                           ----------          -----------
Cash and cash equivalents                 $   26,712           $   35,225
Short-term investments                        18,259               30,346
Accounts receivable, less allowance
  for doubtful accounts of $2,822 and
  $3,566, respectively                       371,683              343,625
Inventories                                  253,795              288,078
Deferred income taxes                        116,800              105,582
Other current assets                          18,507               21,862
                                             -------              -------
  Total current assets                       805,756              824,718
Property, plant and equipment, net           220,316              236,821
Intangibles, less accumulated
  amortization of $88,838
  and $86,333, respectively                   78,879               82,546
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization of $111,357 and
  $108,123, respectively                     460,979              471,186
Deferred income taxes                         37,901                5,634
Investments and other assets                  87,895               54,448
                                          ----------           ----------
TOTAL ASSETS                              $1,691,726           $1,675,353
                                          ==========           ==========


            See notes to consolidated financial statements.

                     GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)


                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  (UNAUDITED)
                                                   MARCH 31,       DECEMBER 31,
                                                      1998             1997
                                                 -----------       ------------
Accounts payable                                 $  213,254         $  200,817
Other accrued liabilities                           179,138            188,250
                                                 ----------         ----------
  Total current liabilities                         392,392            389,067
Deferred income taxes                                 5,745              5,745
Long-term debt                                       40,000                 --
Other non-current liabilities                        64,967             65,730
                                                 ----------         ----------
  Total liabilities                                 503,104            460,542
                                                 ----------         ----------
Commitments and contingencies (See Note 5)
Stockholders' Equity:
Preferred Stock, $.01 par value;
  20,000,000 shares authorized; no
  shares issued                                          --                 --
Common Stock, $.01 par value;
  400,000,000 shares authorized;
  150,628,270 shares and 148,358,188
  shares issued at March 31, 1998 and
  December 31, 1997, respectively                     1,506              1,484
Additional paid-in capital                        1,254,619          1,213,566
Accumulated deficit                                 (79,127)           (19,236)
Accumulated other comprehensive
  income, net of taxes of $6,633
  and $11,347, respectively                          11,626             18,999
                                                 ----------         ----------
                                                  1,188,624          1,214,813
Less -- Treasury Stock, at cost,
  4,309 shares of Common Stock                           (2)                (2)
                                                 ----------         ----------
  Total stockholders' equity                      1,188,622          1,214,811
                                                 ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $1,691,726         $1,675,353
                                                 ==========         ==========

            See notes to consolidated financial statements.

                     GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED -- IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ----------------------------
                                                          1998               1997
                                                       ---------          ---------
NET SALES                                               $416,920           $408,028
Cost of sales                                            323,932            294,514
                                                        --------           --------
GROSS PROFIT                                              92,988            113,514
                                                        --------           --------
OPERATING EXPENSES:
  Selling, general and administrative                     55,885             42,754
  Research and development                               115,903             51,045
  Amortization of excess of cost over fair
    value of net assets acquired                           3,562              3,558
                                                        --------           --------
    Total operating expenses                             175,350             97,357
                                                        --------           --------
OPERATING INCOME (LOSS)                                  (82,362)            16,157
Other expense -- net                                      (9,008)              (529)
Interest expense -- net                                     (979)            (7,091)
                                                        --------           --------
INCOME (LOSS) BEFORE INCOME TAXES                        (92,349)             8,537
Benefit (Provision) for income taxes                      32,458             (3,577)
                                                        --------           --------
NET INCOME (LOSS)                                       $(59,891)          $  4,960
                                                        ========           ========
PRO FORMA EARNINGS PER SHARE -- BASIC AND
  DILUTED                                                                  $   0.03
                                                                           ========
LOSS PER SHARE -- BASIC AND DILUTED                     $  (0.40)
                                                        ========
PRO FORMA WEIGHTED-AVERAGE SHARES OUTSTANDING                               148,700
WEIGHTED-AVERAGE SHARES OUTSTANDING                      149,666

            See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                 COMMON STOCK          ADDITIONAL
                               -------------------      PAID-IN      ACCUMULATED
                               SHARES      AMOUNT       CAPITAL        DEFICIT
                               -------     -------     -----------   -----------
BALANCE, DECEMBER 31, 1997     148,358     $1,484      $1,213,566     $(19,236)
Net loss                                                               (59,891)
Exercise of stock options
  and related tax benefit        2,270         22          37,916
Amortization of warrants cost                               3,137
Net change in
  investments
                               -------     ------      ----------     --------
BALANCE, MARCH 31, 1998        150,628     $1,506      $1,254,619     $(79,127)
                               =======     ======      ==========     ========



                               ACCUMULATED
                                  OTHER           COMMON           TOTAL
                              COMPREHENSIVE      STOCK IN      STOCKHOLDERS'
                                 INCOME          TREASURY         EQUITY
                              -------------      --------      -------------
BALANCE, DECEMBER 31, 1997       $18,999           $(2)         $1,214,811
Net loss                                                           (59,891)
Exercise of stock options
  and related tax benefit                                           37,938
Amortization of warrants cost                                        3,137
  Net change in investments       (7,373)                           (7,373)
                                 -------           ---          ----------
BALANCE, MARCH 31, 1998          $11,626           $(2)         $1,188,622
                                 =======           ===          ==========


                See notes to consolidated financial statements.

                     GENERAL INSTRUMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED -- IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          1998          1997
                                                       ---------      --------
OPERATING ACTIVITIES:
Net income (loss)                                       $(59,891)     $  4,960
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                            21,403        23,048
 Gain on sale of short-term investment                    (3,025)           --
 Losses from asset sales and write-downs, net              4,328            --
 Loss from equity investment                              11,290            --
 Changes in assets and liabilities:
  Accounts receivable                                    (36,915)       46,839
  Inventories                                             20,369       (13,257)
  Prepaid expenses and other current assets               (2,013)       (3,189)
  Deferred income taxes                                  (38,772)        1,503
  Non-current assets                                       1,246            --
  Accounts payable and other accrued liabilities          16,290       (23,015)
  Other non-current liabilities                             (764)        4,781
 Other                                                       (66)       (3,244)
                                                       ---------     ---------
Net cash provided by (used in) operating  activities     (66,520)       38,426
                                                       ---------     ---------
INVESTING ACTIVITIES:
Additions to property, plant and equipment               (17,825)      (17,169)
Investments in other assets                               (1,995)      (17,374)
Proceeds from sale of short-term investment                3,025            --
                                                       ----------    ---------
Net cash used in investing activities                    (16,795)      (34,543)
                                                       ----------    ---------
FINANCING ACTIVITIES;
Transfers to Distributing Company                             --        (3,883)
Proceeds from stock option exercises                      34,802            --
Net borrowings under Credit Agreement                     40,000            --
                                                       ---------     ---------
Net cash provided by (used in) financing activities       74,802        (3,883)
                                                       ---------     ---------
Change in cash and cash equivalents                       (8,513)           --
Cash and cash equivalents, beginning of period            35,225            --
                                                       ---------     ---------
Cash and cash equivalents, end of period                $ 26,712      $     --
                                                       =========     =========

            See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

1. COMPANY BACKGROUND

     General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, satellite and telephony markets. General Instrument is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators and is a leading provider of digital satellite systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. ("the Partnership")(see Note 10), the Company provides telephone network solutions through the Partnership's NLevel3(R) Switched Digital Access system.

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

2. BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of General Instrument Corporation. The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1998 and 1997, the consolidated statement of stockholders' equity for the three months ended March 31, 1998 and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 of General Instrument Corporation are unaudited and reflect all adjustments of a normal recurring nature (except for those charges disclosed in Notes 5, 8, 9 and 10) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

     The consolidated statements of operations for the three months ended March 31, 1997 include an allocation of general corporate expenses from the Distributing Company. In the opinion of management, general corporate administrative expenses have been allocated to the Company on a reasonable and consistent basis using management's estimate of services provided to the Company by the Distributing Company. However, such allocation is not necessarily indicative of the level of expenses which would have been incurred had the Company been operating as a separate stand-alone entity during the periods presented.

     Prior to the Distributions, the Company participated in the Distributing Company's cash management program, and the accompanying consolidated statement of operations for the three months ended March 31, 1997

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

includes an allocation of net interest expense from the Distributing Company. To the extent the Company generated positive cash, such amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. Net interest expense has been allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate, stand-alone entity. Subsequent to the Distributions, the Company is responsible for all cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

     Prior to the Distributions, the Company's financial results included the costs incurred under the Distributing Company's pension and postretirement benefit plans for employees and retirees of the Company. Subsequent to the Distributions, the Company's financial results include the costs incurred under the Company's own pension and postretirement benefit plans. The provision for income taxes for the periods prior to the Distributions was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. For the three months ended March 31, 1998, the income tax benefit was computed based upon the expected annual effective tax rate.

     The financial information included herein, related to the periods prior to the Distributions, may not necessarily reflect the consolidated results of operations, financial position and cash flows of the Company since the Company was not a separate stand-alone entity.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

3. PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma consolidated statement of operations presented below gives effect to the Distributions as if they had occurred on January 1, 1997. The unaudited pro forma statement of operations set forth below does not purport to represent what the Company's operations actually would have been had the Distributions occurred on January 1, 1997 or to project the Company's operating results for any future period.

     The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $1.8 million of selling, general and administrative costs for the three months ended March 31, 1997 to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions are no longer allocable and are expected to be incurred by the Company in the future; and (ii) a net debt level of $100 million at the beginning of the year.

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1997
                                                             ------------------
Net sales                                                         $408,028
Cost of sales                                                      294,514
                                                                  --------
Gross profit                                                       113,514
                                                                  --------
Operating expenses:
  Selling, general and administrative                               44,554
  Research and development                                          51,045
  Amortization of excess of cost over fair value
    of net assets acquired                                           3,558
                                                                  --------
    Total operating expenses                                        99,157
                                                                  --------
Operating income                                                    14,357
Other expense - net                                                  (529)
Interest expense - net                                             (1,899)
                                                                  --------
Income before income taxes                                          11,929
Provision for income taxes                                         (4,866)
                                                                  --------
Net income                                                          $7,063
                                                                  ========
Earnings per share - basic and diluted                               $0.05
                                                                  ========
Weighted-average shares outstanding                                148,700

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

4. INVENTORIES

     Inventories consist of:


                        MARCH 31, 1998    DECEMBER 31, 1997
                        --------------    -----------------
Raw materials                $98,230            $111,148
Work in process               23,112              19,676
Finished goods               132,453             157,254
                            --------            --------
Total inventories           $253,795            $288,078
                            ========            ========

5. COMMITMENTS AND CONTINGENCIES

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

     An action entitled BroadBand Technologies, Inc. v. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleged that the Company infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and sought monetary damages and injunctive relief.

     In March 1997, the Company's Next Level Communications ("NLC") subsidiary commenced an action against BBT entitled Next Level Communications v. BroadBand Technologies, Inc. in the United States District Court for the Northern District of California for a declaratory judgment that BBT's 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States.

     On May 5, 1998, the action entitled BroadBand Technologies, Inc. v. General Instrument Corp. was dismissed with prejudice. In addition, on May 4, 1998, the action entitled Next Level Communications v. BroadBand Technologies, Inc., was dismissed with prejudice. These dismissals were entered pursuant to a settlement agreement under which, among other things, the Partnership has paid BroadBand Technologies $5 million and BroadBand Technologies and the Partnership have entered into a perpetual cross-license of patents applied for or issued currently or during the next five years. The Partnership recorded a $5 million charge with respect to this matter. The Company accounts for its interest in the Partnership under the equity method and, accordingly, its share of the Partnership's loss, including the aforementioned settlement costs, are reflected in "other expense - net" in the accompanying statement of operations for the three months ended March 31, 1998. The Company also has granted BroadBand Technologies a covenant not to sue on all Company patents applied for or issued currently or during the next five years.

     A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distributions, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT 2200 and DigiCipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distributions, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. The court had granted the defendants' motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action. The Company intends to vigorously contest these actions.

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

     On February 19, 1998, a consolidated securities class action complaint entitled In re NextLevel Systems, Inc. Securities Litigation was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants served upon the plaintiffs a motion to dismiss the remaining counts of the complaint.

     On March 5, 1998, an action entitled DSC Communications Corporation v. Next Level Communications, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. DSC alleges that the defendants have misappropriated trade secrets relating to a switched digital video product, and that the defendants have conspired to misappropriate the trade secrets. The plaintiffs seek monetary and exemplary damages and attorney fees. On April 4, 1998, the defendants filed an application to the United States District Court for the Eastern District of Texas requesting a preliminary injunction preventing DSC from proceeding with this litigation. At a hearing on May 8, 1998, the district court ruled from the bench that it would issue such a preliminary injunction against DSC.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

     While the ultimate outcome of the matters described above cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial statements.

6. EARNINGS (LOSS) PER SHARE AND PRO FORMA EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants (unless such common stock equivalents would be anti-dilutive), and the computation of diluted earnings (loss) per share assumes the exercise of stock options and warrants using the treasury
stock method.   Further, since the computation of diluted loss per share is anti-dilutive for the three months ended March 31, 1998, the amounts reported for basic and diluted loss per share are the same.

     Prior to the Distributions, the Company did not have its own capital structure, and pro forma per share information has been presented for the three months ended March 31, 1997. The pro forma weighted-average number of shares outstanding used in the pro forma per share calculation for the three months ended March 31, 1997 equaled the number of common shares issued and common equivalent shares existing on the the date of the Distributions.

7. LONG-TERM DEBT

     In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate,
(ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of March 31, 1998, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At March 31, 1998, the Company had available credit of
$460 million under the Credit Agreement.   The Company had approximately $100
million of letters of credit outstanding at March 31, 1998.

8. RESTRUCTURINGS

     In the fourth quarter of 1997, the Company announced it would develop a multifaceted plan to improve its financial performance and achieve the full strategic potential of its world-class communications technologies and market
leadership positions.   As part of this plan, the Company streamlined the cost
structure of its San Diego-based satellite business and reduced this unit's headcount by approximately 225. Additionally, the Company closed its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. Future satellite receiver manufacturing will be subcontracted or produced at the Company's other manufacturing facilities. The Company recorded a pre-tax charge of $36 million during the fourth quarter related to the restructuring.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

     As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 primarily related to severance and other employee separation costs, costs associated with the closure of various facilities and the write-down of certain assets to their estimated net realizable values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A expense and $1 million as research and development expense. Through March 31, 1998, the Company has made severance payments of $12 million and substantially all of the remaining severance and
other employee separation costs are expected to be paid during 1998.   Also,
during the first quarter of 1998, the Company moved its corporate headquarters from Chicago, Illinois to Horsham, Pennsylvania.

     In connection with the Distributions (see Note 1), during the first quarter of 1997, the Company recorded a pre-tax charge to cost of sales of $3 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor.

9.   OTHER CHARGES

     The Company has incurred approximately $33 million of certain other pre-tax charges during the three months ended March 31, 1998. Of these charges, $18 million has been reflected in cost of sales and $7 million has been reflected in SG&A expense. These charges relate to the write-down of inventories and certain other assets to their net realizable value, and moving costs associated with relocating certain assets to other facilities owned by the Company. The remaining $8 million of charges are included in "other expense-net" since they relate to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company.


10. THE PARTNERSHIP

     In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership (the "Partnership") in exchange for approximately an 89% limited partnership interest (subject to additional dilution). The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at March 31, 1998. The operating general partner, which was formed by Spencer Trask & Co., has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. Net assets transferred to the Partnership of $44 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses.

     Pursuant to the Partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company. The Company, as the limited partner, will have certain protective rights, including the right to approve an alteration of the legal structure of the Partnership, the sale of the Partnership's principal assets, the sale of the Partnership, a change in the general partner and a change in the limited partner's financial interests in the Partnership. Since the operating general partner controls the day-to-day operations of the Partnership and has the ability to make decisions typical of a controlling party, the Partnership's operating results will not be consolidated with the operating results of the Company subsequent to the January 1998 transfer.

     In addition, in January 1998, the Company advanced $75 million to the Partnership in exchange for an 8% debt instrument (the "Note"), and the Note contains normal creditor security rights, including a prohibition against incurring amounts of indebtedness for borrowed money in excess of $10 million. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

commercial success of its product development, the Company recorded a charge to research and development expense during the quarter ended March 31, 1998 to fully reserve for the Note concurrent with the funding.

     The Company is accounting for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future research and development activities will be offset against the $75 million reserve discussed above. For the three months ended March 31, 1998, the Company's share of the Partnership's losses were $11 million (net of the Company's share of research and development expenses of $9 million). The Company has eliminated its interest income from the Note against its share of the Partnership's related interest expense on the Note.

11. COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that an enterprise report the change in its net assets
during the period from nonowner sources.   Since this statement only requires
additional disclosures, it had no impact on the Company's consolidated financial position or cash flows. For the three months ended March 31, 1998 and 1997, other comprehensive income comprised unrealized gains and losses on investments. Comprehensive income is summarized below:


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                               1998              1997
                                            -----------         --------
Net Income (loss)                             $(59,891)          $ 4,960
Other comprehensive income (loss)               (4,348)           11,180
                                              ---------         --------
Total comprehensive income (loss)             $(64,239)          $16,140
                                              =========         ========

12. NEW ACCOUNTING PRONOUNCEMENTS  NOT YET ADOPTED

     Segment Reporting - In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires the reporting of selected information about operating segments in interim financial statements. The Company is currently evaluating the disclosure requirements of this statement and will include the necessary disclosures in the year-end financial statements as required in the initial year of adoption.

     Pension and Other Postretirement Disclosures - In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." This statement, which is effective for fiscal years beginning after December 15, 1997, requires revised disclosures about pension and other postretirement
benefit plans.   Since this statement only revises financial statement
disclosures, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales for the three months ended March 31, 1998 were $417 million, an increase of $9 million, or 2%, over net sales of $408 million for the three months ended March 31, 1997. This increase in net sales for the three-month period reflects increased sales of digital cable systems and interactive advanced analog systems, partially offset by lower sales of basic analog cable terminals and satellite systems for private and commercial networks. Analog and digital products represented 51% and 49%, respectively, of total sales for the three months ended March 31, 1998 compared to 64% and 36%, respectively, of total sales for the three months ended March 31, 1997.

     Broadband sales (consisting of digital and analog cable and wireless television systems and network transmission systems) were $309 million and $299 million for the three months ended March 31, 1998 and 1997, respectively. Broadband sales increased $10 million, or 3% for the 1998 period from the comparable 1997 period. The increases were primarily a result of increased U.S. sales volume of digital cable terminals and headends and advanced analog set-top terminals, partially offset by the expected decline in sales of basic analog cable network systems. These sales reflect the increasing commitment of cable television operators to deploy state-of-the-art digital and interactive advanced analog systems in order to offer advanced entertainment, interactive services and Internet access to their customers. During the three months ended March 31, 1998 and 1997, net broadband sales in the U.S. were 81% and 67%, respectively, combined U.S. and Canadian sales were 83% and 74%, respectively, and all other international sales were 17% and 26%, respectively, of total worldwide broadband sales. The decrease in international sales from the first quarter of 1997 was experienced in all international regions and international
sales are not expected to return to 1997 levels in the near-term.   The largest
decrease in sales from the first quarter of 1997 was experienced in the Asia/Pacific region.

     Satellite sales of $108 million for the three months ended March 31, 1998 decreased $1 million from the comparable 1997 period primarily as a result of lower private and commercial network sales. During the three months ended March 31, 1998 and 1997, net satellite sales in the U.S. were 93% and 83%, respectively, combined U.S. and Canadian sales were 99% and 87%, respectively, and all other international sales were 1% and 13%, respectively, of total worldwide satellite sales.

     TCI and Time Warner, including affiliates, each represented approximately 14% of the revenues of the Company for the year ended December 31, 1997. For the three months ended March 31, 1998, TCI, Primestar and Time Warner accounted for approximately 21%, 16% and 11% of total Company sales, respectively.

GROSS PROFIT

     Gross profit was $93 million and $114 million for the three months ended March 31, 1998 and 1997, respectively. Gross profit was 22% and 28% of sales for the three months ended March 31, 1998 and 1997, respectively. Gross profit for the three months ended March 31, 1998 was reduced by $27 million of charges, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities and the write-down of certain assets to their net realizable values.

     Gross profit for the three months ended March 31, 1997 was reduced by $3 million of charges in connection with the Distributions for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general & administrative ("SG&A") expense was $56 million and $43 million for the three months ended March 31, 1998 and 1997, respectively.
SG&A expense increased as a percentage of sales to 13% for the three months ended March 31, 1998 from 10% for the three months ended March 31, 1997. SG&A spending for the three months ended March 31, 1998 was greater than the comparable 1997 period as a result of $13 million of charges primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs and costs associated with changing the Company's corporate name.

     Pro forma SG&A costs for the three months ended March 31, 1997 reflect an additional $2 million of corporate costs previously allocated to CommScope and General Semiconductor, as such costs are no longer allocable and are expected to be incurred by the Company in the future.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expense was $116 million and $51 million for the three months ended March 31, 1998 and 1997, respectively. R&D expense for the three months ended March 31, 1998 included a $75 million charge to
fully reserve the Partnership Note (see Note 10).   R&D spending in 1998 is
focused on new product opportunities, including advanced digital services, high-speed internet and data systems, and next generation transmission network systems. In addition, the Company is incurring R&D expense to develop analog and digital products for international markets, reduce costs and expand the features of its digital cable and satellite systems.

OTHER EXPENSE -NET

     Other expense was $9 million and $1 million for the three months ended March 31, 1998 and 1997, respectively. Other expense increased in the first quarter of 1998 from the comparable 1997 period primarily due to the Company's equity interest in the Partnership's loss (see Note 10), which includes the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company, partially offset by a gain on the sale of certain short-term investments.

INTEREST EXPENSE-NET

     Net interest expense for the three months ended March 31, 1997 represents an allocation of interest expense from the Distributing Company and was allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company for the period prior to the date of the Distribution. Net interest expense allocated to the Company was $7 million for the three months ended March 31, 1997. Subsequent to July 25, 1997, the date of the Distribution, net interest represents actual interest expense incurred by the Company, partially offset by interest earned on the Company's cash balance.

     Pro forma interest expense for the three months ended March 31, 1997 includes a reduction of interest expense of $5 million to reflect a net debt level of $100 million at the beginning of 1997.

INCOME TAXES

     Through the date of the Distributions, income taxes were determined as if the Company had filed separate tax returns under its existing structure for the periods presented. Accordingly, future tax rates could vary from the historical effective tax rates depending on the Company's future tax elections. The Company recorded a benefit for income taxes of $32 million and a provision for income taxes of $4 million for the three months ended March 31, 1998 and 1997, respectively. Excluding the restructuring and other charges recorded during the three months ended March 31, 1998 and the charges related to the Distributions recorded in the three months ended March 31, 1997, the effective tax rate was approximately 38% for both periods.

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

     For the three months ended March 31, 1998 and 1997, cash used by operations was $67 million and cash provided by operations was $38 million, respectively. Cash used by operations in the first quarter of 1998 primarily reflects the funding provided to the Partnership related to its R&D activities, payments related to the restructuring and increased working capital requirements, partially offset by cash generated by the broadband and satellite businesses. Cash provided by operations in the first quarter of 1997 primarily represents cash generated by the broadband business.

     At March 31, 1998, working capital was $413 million compared to $436 million at December 31, 1997. The Company believes that working capital levels will increase to support the growth of the digital business and there can be no assurance that future industry-specific developments or general economic trends will not continue to alter the Company's working capital requirements.

     During the three months ended March 31, 1998 and 1997, the Company invested $18 million and $17 million, respectively, in equipment and facilities. The Company expects to continue to expand its capacity to meet increased current and anticipated future demands for digital products, with
capital expenditures for the year expected to approximate $120 million.   The
Company's R&D expenditures were $116 million (including the $75 million funding related to the Partnership's R&D activities) and $51 million during the first quarter of 1998 and 1997, respectively. The Company expects total R&D expenditures to approximate $245 million (including the $75 million funding related to the Partnership) for the year ending December 31, 1998.

     The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of March 31, 1998, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $460 million.

     In January 1998, the Company announced that, subject to the completion of definitive agreements, Sony Corporation of America will purchase 7.5 million new shares of common stock of the Company for $188 million.

     In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership in exchange for approximately an 89% (subject to additional dilution) limited partnership interest. Additionally, the Company advanced to the Partnership $75 million, utilizing available operating funds and borrowings under its Credit Agreement, in exchange for the Note. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to fully reserve for the Note concurrent with the funding.

     The Company's management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its
growth objectives.   The Company's principal sources of liquidity both on a
short-term and long-term basis are cash flows provided by operations and borrowings under the Credit Agreement. The Company believes that based upon its analysis of its consolidated financial position and its expected operating cash flows from future operations, along with available funding under the Credit Agreement, cash flows will be adequate to fund operations, research and development, capital expenditures and strategic restructuring costs. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

NEW TECHNOLOGIES

     The Company operates in a dynamic and competitive environment in which its success will be dependent upon numerous factors, including its ability to continue to develop appropriate technologies and successfully implement applications based on those technologies. In this regard, the Company has made significant investments to develop advanced systems and equipment for the cable and satellite television, Internet/data delivery and local telephone access markets. Additionally, the future success of the Company will be dependent on the ability of the cable and satellite television operators to successfully market the services provided by the Company's advanced digital terminals to their customers. Furthermore, as a result of the higher costs of initial production, digital products presently being shipped carry lower margins than the Company's mature analog products.

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

     As the Company continues to introduce new products and technologies and such technologies gain market acceptance, there can be no assurance that sales of products based on new technologies will not affect the Company's product sales mix and/or will not have an adverse impact on sales of certain of the Company's other products.

FOREIGN EXCHANGE AND MARKET RISK

     A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates. On a selective basis, the Company enters into contracts to hedge the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

     Foreign currency exchange contracts are sensitive to changes in exchange rates. As of March 31, 1998, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the new Taiwan and Canadian dollars, would result in a net $3 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

INTERNATIONAL MARKETS

     Management of the Company believes that additional growth for the Company will come from international markets, although the Company's international sales decreased from the three months ended March 31, 1997 to the three months ended March 31, 1998, and there can be no assurance that international sales will increase to 1997 levels in the near future. In order to support the Company's international product and marketing strategies, it is currently expected that the Company will add operations in foreign markets in the following areas, among others: customer service, sales, finance and product warehousing. Although no assurance can be given, management expects that the expansion of international operations will not require significant capital expenditures and that increased costs will be offset by increased sales in such markets.

EFFECT OF INFLATION

     The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

READINESS FOR YEAR 2000

     The Company has identified and evaluated the changes to its computer systems and products necessary to achieve a year 2000 date conversion, and required conversion efforts are currently underway. The Company is also communicating with its suppliers, financial institutions and others with which it does business to understand the impact of any year 2000 issues on the Company. The Company does not believe the cost of achieving year 2000 compliance to be material. Additionally, the Company believes, based on available information, that it will be able to manage its total year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may include forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "subject to" and "scheduled." These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These risks include, but are not limited to, uncertainties relating to general political and economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television spending, signal security, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations and foreign currency fluctuations and authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission. Reference is made to Exhibit 99 in this Form 10-Q for a further discussion of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates. On a selective basis, the Company enters into contracts to hedge the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

     Foreign currency exchange contracts are sensitive to changes in exchange rates. As of March 31, 1998, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the new Taiwan and Canadian dollars, would result in a net $3 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

                                PART II


                           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 5, 1998, the action entitled BroadBand Technologies, Inc. v. General Instrument Corp., pending in the United States District Court for the Eastern District of North Carolina, was dismissed with prejudice. In addition, on May 4, 1998, the action entitled Next Level Communications v. BroadBand Technologies, Inc., was dismissed with prejudice. These dismissals were entered pursuant to a settlement agreement under which, among other things, the Partnership has paid BroadBand Technologies $5 million and BroadBand Technologies and the Partnership have entered into a perpetual cross-license of patents applied for or issued currently or during the next five years. The Company also has granted BroadBand Technologies a covenant not to sue on all Company patents applied for or issued currently or during the next five years.

     On February 19, 1998, a consolidated securities class action complaint entitled In re NextLevel Systems, Inc. Securities Litigation was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants served upon the plaintiffs a motion to dismiss the remaining counts of the complaint.

     On March 5, 1998, an action entitled DSC Communications Corporation v. Next Level Communications, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. DSC alleges that the defendants have misappropriated trade secrets relating to a switched digital video product, and that the defendants have conspired to misappropriate the trade secrets. The plaintiffs seek monetary and exemplary damages and attorney fees. On April 4, 1998, the defendants filed an application to the United States District Court for the Eastern District of Texas requesting a preliminary injunction preventing DSC from proceeding with this litigation. At a hearing on May 8, 1998, the district court ruled from the bench that it would issue such a preliminary injunction against DSC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 10.1 First Amendment, dated as of March 18, 1998, to the Credit
                 Agreement, dated as of July 23, 1997, among the Company, certain banks, the Chase Manhattan Bank as Administrative Agent, and certain other banks as Co-Agents.


    Exhibit 27   Financial Data Schedule

    Exhibit 99   Forward-Looking Information


(b) Report on Form 8-K

      The Company filed a report on Form 8-K dated February 2, 1998 announcing the name change from NextLevel Systems, Inc. to General Instrument Corporation.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GENERAL INSTRUMENT CORPORATION


                                           /s/Paul J. Berzenski
                                           ------------------------------------
                                           Paul J. Berzenski
                                           Vice President and Controller
                                           Signing both in his capacity as Vice
                                           President
                                           on behalf of the Registrant and as
                                           chief
                                           accounting officer of the Registrant

May 14, 1998
Date

                           INDEX TO EXHIBITS

EXHIBIT DESCRIPTION

10.1 First Amendment, dated as of March 18, 1998, to the Credit Agreement, dated as of July 23, 1997, among the Company, certain banks, the Chase Manhattan Bank as Administrative Agent and certain other banks as Co-Agents.

27   Financial Data Schedule

99   Forward-Looking Information