Form 10-Q
period 1998-06-30
GENERAL INSTRUMENT CORP
filed 1998-07-31
CIK 1035881

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ----------------------

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________to __________

                          Commission file number 001-12925

                           GENERAL INSTRUMENT CORPORATION
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

Yes  /X/    No   / /


As of July 15, 1998, there were 151,746,136 shares of Common Stock outstanding.

PAGES

PART I.             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                     3-4

          Consolidated Statements of Operations                             5

          Consolidated Statement of Stockholders' Equity                    6

          Consolidated Statements of Cash Flows                             7

          Notes to Consolidated Financial Statements                     8-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           17-21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                      22



PART II.       OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 23

ITEM 4.  Submission of Matters to a Vote of  Securities Holders            24

ITEM 5.  Other Information                                              24-25

ITEM 6.  Exhibits                                                          25

SIGNATURES                                                                 26

INDEX TO EXHIBITS                                                          27

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                   ASSETS

                                                            (Unaudited)
                                                              June 30,     December 31,
                                                                1998           1997
                                                            -----------    -----------
Cash and cash equivalents                                   $    82,854    $    35,225
Short-term investments                                           25,659         30,346
Accounts receivable, less allowance for doubtful accounts
     of $3,120 and $3,566, respectively                         323,000        343,625
Inventories                                                     261,031        288,078
Deferred income taxes                                           121,494        105,582
Other current assets                                             14,112         21,862
                                                            -----------    -----------
     Total current assets                                       828,150        824,718

Property, plant and equipment, net                              226,918        236,821
Intangibles, less accumulated amortization of $91,547
     and $86,333, respectively                                   76,171         82,546
Excess of cost over fair value of net assets acquired, less
     accumulated amortization of $114,919 and $108,123,
     respectively                                               457,418        471,186
Deferred income taxes                                            19,889          5,634
Investments and other assets                                     84,723         54,448
                                                            -----------    -----------
TOTAL ASSETS                                                $ 1,693,269    $ 1,675,353
                                                            ===========    ===========


                    See notes to consolidated financial statements.

                              GENERAL INSTRUMENT CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share data)


                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            (Unaudited)
                                                              June 30,     December 31,
                                                                1998           1997
                                                            -----------    -----------
Accounts payable                                            $   203,780    $   200,817
Other accrued liabilities                                       170,993        188,250
                                                            -----------    -----------
     Total current liabilities                                  374,773        389,067

Deferred income taxes                                             5,663          5,745
Other non-current liabilities                                    62,525         65,730
                                                            -----------    -----------
     Total liabilities                                          442,961        460,542
                                                            -----------    -----------

Commitments and contingencies (See Note 5)

Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares
    authorized; no shares issued                                      -              -
Common Stock, $.01 par value; 400,000,000 shares
    authorized; 151,686,994 and 148,358,188 shares
    issued at June 30, 1998 and December 31, 1997,
    respectively                                                  1,517          1,484
Additional paid-in capital                                    1,282,428      1,213,566
Accumulated deficit                                             (49,165)       (19,236)
Accumulated other comprehensive income, net of
    taxes of $9,129 and $11,347, respectively                    15,530         18,999
                                                            -----------    -----------
                                                              1,250,310      1,214,813

Less-Treasury Stock, at cost, 6,134 shares of Common Stock           (2)            (2)
                                                            -----------    -----------
Total stockholders' equity                                    1,250,308      1,214,811
                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,693,269    $ 1,675,353
                                                            ===========    ===========


                   See notes to consolidated financial statements.

                              GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited - In thousands, except per share amounts)

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                              ------------------------      ------------------------
                                                 1998           1997           1998           1997
                                              ---------      ---------      ---------      ---------
NET SALES                                     $ 488,505      $ 450,403      $ 905,425      $ 858,431
Cost of sales                                   347,384        332,785        671,316        627,299
                                              ---------      ---------      ---------      ---------
GROSS PROFIT                                    141,121        117,618        234,109        231,132
                                              ---------      ---------      ---------      ---------

OPERATING EXPENSES:
   Selling, general and administrative           45,883         51,890        101,768         94,644
   Research and development                      42,266         49,630        158,169        100,675
   Amortization of excess of cost over fair
    value of net assets acquired                  3,562          3,560          7,123          7,118
                                              ---------      ---------      ---------      ---------
      Total operating expenses                   91,711        105,080        267,060        202,437
                                              ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                          49,410         12,538        (32,951)        28,695
Other expense - net                                (796)        (1,324)        (9,804)        (1,853)
Interest expense - net                             (284)        (6,420)        (1,264)       (13,511)
                                              ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                48,330          4,794        (44,019)        13,331
Benefit (provision) for income taxes            (18,367)        (4,388)        14,090         (7,965)
                                              ---------      ---------      ---------      ---------

NET INCOME (LOSS)                             $  29,963      $     406      $ (29,929)     $   5,366
                                              =========      =========      =========      =========

EARNINGS (LOSS) PER SHARE - BASIC             $    0.20                     $   (0.20)
                                              =========                     =========
EARNINGS (LOSS) PER SHARE - DILUTED           $    0.19                     $   (0.20)
                                              =========                     =========
PRO FORMA EARNINGS PER SHARE - BASIC
   AND DILUTED                                               $       -                     $    0.04
                                                             =========                     =========
WEIGHTED-AVERAGE SHARES
  OUTSTANDING - BASIC                           151,226                       150,450

WEIGHTED-AVERAGE SHARES
  OUTSTANDING - DILUTED                         160,863                       150,450

PRO FORMA WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                                  148,700                       148,700


                                 See notes to consolidated financial statements.

                              GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited - In thousands)

                                                                                Accumulated
                                   Common Stock       Additional                   Other         Common          Total
                               ---------------------   Paid-In     Accumulated  Comprehensive    Stock-In     Stockholders'
                                 Shares     Amount     Capital       Deficit       Income        Treasury        Equity
                               ---------  ---------    -------       -------       ------        --------        ------
BALANCE, JANUARY 1, 1998        148,358    $ 1,484    $1,213,566     $(19,236)     $18,999       $     (2)     $1,214,811

Net loss                                                              (29,929)                                    (29,929)
Exercise of stock options
  and related tax benefit         3,329         33        57,216                                                   57,249
Amortization of warrant costs                             11,646                                                   11,646
Net change in investments                                                           (3,469)                        (3,469)
                               --------    -------    ----------     --------      -------       --------      ----------
BALANCE, JUNE 30, 1998          151,687    $ 1,517    $1,282,428     $(49,165)     $15,530       $     (2)     $1,250,308
                               ========    =======    ==========     ========      =======       ========      ==========

                                 See notes to consolidated financial statements.

                              GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited - In thousands)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            --------------------------
                                                                1998           1997
                                                            -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                           $   (29,929)   $     5,366
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                  50,307         45,660
  Gain on sale of short-term investment                          (4,529)           -
  Losses from asset sales and write-downs, net                    6,714            -
  Loss from equity investments                                   17,852            -
  Changes in assets and liabilities:
     Accounts receivable                                         13,103         49,560
     Inventories                                                 13,133        (18,800)
     Prepaid expenses and other current assets                    2,427            779
     Deferred income taxes                                      (28,031)         4,620
     Non-current assets                                            (436)           -
     Accounts payable and other accrued liabilities              (1,458)       (21,806)
     Other non-current liabilities                               (3,206)         3,041
  Other                                                            (901)        (2,105)
                                                            -----------    -----------
Net cash provided by operating activities                        35,046         66,315
                                                            -----------    -----------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (40,091)       (36,547)
  Investments in other assets                                    (1,995)       (20,778)
  Proceeds from sale of short-term investment                     4,529            -
                                                            -----------    -----------
Net cash used in investing activities                           (37,557)       (57,325)
                                                            -----------    -----------

FINANCING ACTIVITIES:
  Transfers to Distributing Company                                 -           (8,990)
  Proceeds from stock option exercises                           50,140            -
                                                            -----------    -----------
Net cash provided by (used in) financing activities              50,140         (8,990)
                                                            -----------    -----------

Change in cash and cash equivalents                              47,629            -
Cash and cash equivalents, beginning of period                   35,225            -
                                                            -----------    -----------
Cash and cash equivalents, end of period                    $    82,854    $       -
                                                            ===========    ===========

                     See notes to consolidated financial statements.

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)


1.   COMPANY BACKGROUND

     General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, satellite and telephony markets.
General Instrument is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators and is a leading provider of digital satellite systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. (the "Partnership")(see Note 10), the Company provides telephone network solutions through the Partnership's NLevel3-Registered Trademark- Switched Digital Access system.

     The Company was formerly the Communications Business of the former General Instrument Corporation (the "Distributing Company"). In a transaction that was consummated on July 28, 1997, the Distributing Company
(i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to the Company (then a wholly-owned subsidiary of the Distributing Company) and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and
(ii) distributed all of its outstanding shares of capital stock of each of the Company and CommScope to its stockholders on a pro rata basis as a dividend. Approximately 147.3 million shares of the Company's common stock, par value $.01 per share (the "Common Stock"), based on a ratio of one for one, were distributed to the Distributing Company's stockholders of record on July 25, 1997 (the "Communications Distribution"). On July 28, 1997, approximately 49.1 million shares of CommScope common stock, based on a ratio of one for three, were distributed to the Company's stockholders of record on that date (the "CommScope Distribution" and, together with the Communications Distribution, the "Distributions"). On July 28, 1997, the Company and CommScope began operating as independent entities with publicly traded common stock, and the Distributing Company retained no ownership interest in either the Company or CommScope. Additionally, immediately following the Communications Distribution, the Distributing Company was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

2.   BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of General Instrument. The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, the consolidated statement of stockholders' equity for the six months ended June 30, 1998 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 of General Instrument are unaudited and reflect all adjustments of a normal recurring nature (except for those charges disclosed in Notes 5, 9, 10 and 12) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

     The consolidated statements of operations for the three and six months ended June 30, 1997 include an allocation of general corporate expenses from the Distributing Company. In the opinion of management, general corporate administrative expenses have been allocated to the Company on a reasonable and consistent basis using management's estimate of services provided to the Company by the Distributing Company. However, such allocation is not necessarily indicative of the level of expenses which would have been incurred had the Company been operating as a separate stand alone entity during the periods presented.

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)


     Prior to the Distributions, the Company participated in the Distributing Company's cash management program, and the accompanying consolidated statements of operations for the three and six months ended June 30, 1997 include an allocation of net interest expense from the Distributing Company. To the extent the Company generated positive cash, such amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. Net interest expense has been allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate, stand-alone entity. Subsequent to the Distributions, the Company is responsible for all cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

     Prior to the Distributions, the Company's financial results included the costs incurred under the Distributing Company's pension and postretirement benefit plans for employees and retirees of the Company. Subsequent to the Distributions, the Company's financial results include the costs incurred under the Company's own pension and postretirement benefit plans. The provision for income taxes for the periods prior to the Distributions was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. For the three and six months ended June 30, 1998, income taxes were computed based upon the expected annual effective tax rate.

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

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)

3.   PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma consolidated statements of operations presented below give effect to the Distributions as if they had occurred on January 1, 1997. The unaudited pro forma statements of operations set forth below do not purport to represent what the Company's operations actually would have been had the Distributions occurred on January 1, 1997 or to project the Company's operating results for any future period.

     The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $1.8 million and $3.6 million of selling, general and administrative costs for the three and six months ended June 30, 1997, respectively, to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions were no longer allocable and were expected to be incurred by the Company in the future; and (ii) a net debt level of $100 million at January 1, 1997.


                                         Three months ended     Six months ended
                                            June 30, 1997        June 30, 1997
                                            -------------        -------------

Net sales                                     $ 450,403            $ 858,431
Cost of sales                                   332,785              627,299
                                              ---------            ---------
Gross profit                                    117,618              231,132

Operating expenses:
  Selling, general and administrative            53,690               98,244
  Research and development                       49,630              100,675
  Amortization of excess of cost over
  fair value of net assets acquired               3,560                7,118
                                              ---------            ---------
Total operating expenses                        106,880              206,037
                                              ---------            ---------
Operating income                                 10,738               25,095
Other expense - net                              (1,324)              (1,853)
Interest expense - net                           (1,900)              (3,800)
                                              ---------            ---------

Income before income taxes                        7,514               19,442
Provision for income taxes                       (5,488)             (10,387)
                                              ---------            ---------

Net income                                    $   2,026            $   9,055
                                              =========            =========

Weighted-average shares outstanding             148,700              148,700

Earnings per share - basic and diluted        $    0.01            $    0.06
                                              =========            =========

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)

4.   INVENTORIES

     Inventories consist of:

                                            JUNE 30, 1998      DECEMBER 31, 1997
                                            -------------      -----------------

       Raw materials                         $  107,144           $  111,148
       Work in process                           17,054               19,676
       Finished goods                           136,833              157,254
                                             ----------           ----------
       Total inventories                     $  261,031           $  288,078
                                             ==========           ==========

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

     An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)


September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended complaint, denying liability. The Company intends to vigorously contest this action.

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

     On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION V. NEXT LEVEL COMMUNICATIONS, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. DSC alleged that the defendants misappropriated trade secrets relating to a switched digital video product, and that the defendants conspired to misappropriate the trade secrets. The plaintiffs sought monetary and exemplary damages and attorney fees. On May 14, 1998, the United States District Court for the Eastern District of Texas issued a preliminary injunction preventing DSC from proceeding with this litigation. DSC has filed a notice of appeal of that order. On July 6, 1998, the defendants filed a motion for summary judgment with the district court requesting a permanent injunction preventing DSC from proceeding with this litigation.

     In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages. The Company has denied StarSight's allegations and is vigorously defending the arbitration action. The arbitration proceeding was originally scheduled to begin before an arbitration panel of the American Arbitration Association in San Francisco, California in July 1998. Due to the resignation of one of the panel members two days before the arbitration proceeding was expected to begin, the proceeding has been postponed until a third arbitrator is selected and a new scheduling order is issued. The Company currently anticipates the proceeding to begin in 1999.

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

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)


6.   EARNINGS (LOSS) PER SHARE AND PRO FORMA EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants (unless inclusion of such common stock equivalents would be anti-dilutive). The dilutive effect of options and warrants of 9,637 shares for the Second Quarter 1998 was computed using the treasury stock method. Further, since the computation of diluted loss per share is anti-dilutive for the six months ended June 30, 1998, the amounts reported for basic and diluted loss per share are the same.

     Prior to the Distributions, the Company did not have its own capital structure, and pro forma per share information has been presented for the three and six months ended June 30, 1997. The pro forma weighted-average number of shares outstanding used in the pro forma per share calculation for the three and six months ended June 30, 1997 equaled the number of common shares issued and common equivalent shares existing on the date of the Distributions.

7.   LONG-TERM DEBT

     In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of June 30, 1998, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At June 30, 1998, the Company had available credit of $500 million
under the Credit Agreement.   The Company had approximately $109 million of
letters of credit outstanding at June 30, 1998.


8.   OTHER EXPENSE-NET

Other expense-net for the Second Quarter 1998 and for the six months ended June 30, 1998 includes $7 million and $18 million, respectively, related to the Company's share of the Partnership losses, including the charges described in
Note 12, partially offset by $2 million and $5 million, respectively, related to a gain on the sale of a portion of the Company's investment in Ciena Corporation and $5 million for both periods related to proceeds received from the settlement of an insurance claim.



9.   RESTRUCTURINGS

In the fourth quarter of 1997, the Company announced a plan to streamline the cost structure of its San

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)


Diego-based satellite business and reduced this unit's headcount by 225. Additionally, the Company closed its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997 related to the restructuring. Current satellite receiver manufacturing has been subcontracted to a third party manufacturer.

     As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 primarily related to severance and other employee separation costs, costs associated with the closure of various facilities and the write-down of certain assets to their estimated net realizable values. Of these charges, $9 million were recorded as cost of sales and $6 million as SG&A. Through June 30, 1998, the Company has made severance and other restructuring related payments of $17 million. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998. Also, during the first quarter of 1998, the Company moved its corporate headquarters from Chicago, Illinois to Horsham, Pennsylvania.

     In connection with the Distributions (see Note 1), during the second quarter of 1997 and the six months ended June 30, 1997, the Company recorded pre-tax charges to cost of sales of $16 million and $18 million, respectively, for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor.


10.  THE PARTNERSHIP

     In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to the newly formed Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at June 30, 1998. The operating general partner, which was formed by Spencer Trask & Co., has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. Net assets transferred to the Partnership of $44 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses.

     Pursuant to the Partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company. The Company, as the limited partner, has certain protective rights, including the right to approve an alteration of the legal structure of the Partnership, the sale of the Partnership's principal assets, the sale of the Partnership, a change in the general partner and a change in the limited partner's financial interests in the Partnership. Since the operating general partner controls the day-to-day operations of the Partnership and has the ability to make decisions typical of a controlling party, the Partnership's operating results have not been consolidated with the operating results of the Company subsequent to the January 1998 transfer.

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

     The Company is accounting for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future research

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)


and development activities will be offset against the $75 million reserve discussed above. For the three and six months ended June 30, 1998, the Company's share of the Partnership's losses was $7 million and $18 million, respectively, (net of the Company's share of research and development expenses of $10 million and $19 million, respectively). The Company has eliminated its interest income from the Note against its share of the Partnership's related interest expense on the Note.

11.  COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that an enterprise report the change in its net assets during
the period from nonowner sources.   Since this statement only requires
additional disclosures, it had no impact on the Company's consolidated financial position or cash flows. For the three and six months ended June 30, 1998 and 1997, other comprehensive income comprised unrealized gains and losses on investments. Comprehensive income is summarized below:

                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              ------------------------      ------------------------
                                                 1998           1997           1998           1997
                                              ---------      ---------      ---------      ---------
     Net income (loss)                        $  29,963      $     406      $ (29,929)     $   5,366
     Other comprehensive income (loss)            3,904          7,307         (3,469)        18,487
                                              ---------      ---------      ---------      ---------

     Total comprehensive income (loss)        $  33,867      $   7,713      $ (33,398)     $  23,853
                                              =========      =========      =========      =========

12.  OTHER CHARGES

     The Company incurred approximately $33 million of certain other pre-tax charges during the first quarter of 1998. Of these charges, $18 million has been reflected in cost of sales and $7 million has been reflected in SG&A expense. These charges relate to the write-down of inventories and certain other assets to their net realizable value, and moving costs associated with relocating certain assets to other facilities owned by the Company. The remaining $8 million of charges are included in "other expense-net" and relate to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company.

13.  NEW ACCOUNTING PRONOUNCEMENTS  NOT YET ADOPTED

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

     PENSION AND OTHER POSTRETIREMENT DISCLOSURES - In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." This statement, which is effective for fiscal years beginning after December 15, 1997,

                           GENERAL INSTRUMENT CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       (In thousands, unless otherwise noted)

requires revised disclosures about pension and other postretirement benefit plans.

     Since the above two statements only revise financial statement disclosures, their adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

     DERIVATIVE AND HEDGE ACCOUNTING - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.


14.  SUBSEQUENT EVENT

     On June 17, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with two affiliates of Tele-Communications, Inc., TCIVG-GIC, Inc. ("TCIVG") and NDTC Technology, Inc. ("NDTC Technology" and, collectively with TCIVG, "TCI") pursuant to which the Company agreed to acquire from TCIVG, in exchange for 21,356,000 shares of the Company's Common Stock, certain assets, a license to certain intellectual property from NDTC Technology which will enable the Company to conduct authorization services and future cash consideration as discussed below. The Company's provision of services under the aforementioned license is intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications. On July 17, 1998 the transaction was consummated. The Agreement provides the Company with minimum revenue guarantees from TCI over the first nine years from the date of closing. The Company has contracted with NDTC Technology for certain support services during the first nine years following the date of closing, with renewable one-year terms. The Agreement gives the Company the right to license the technology for a period of 20 years. As mentioned above, the Agreement contains a provision for TCIVG to pay the Company $50 million over the first five years from the date of closing in equal monthly installments which represents a reduction of purchase price. The net purchase price of approximately $280 million will be allocated to the license and the assets acquired based on their respective estimated fair values. The Company expects to amortize the license over the license term of 20 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales for the three months ended June 30, 1998 ("Second Quarter 1998") were $489 million compared to $450 million for the three months ended June 30, 1997 ("Second Quarter 1997"), an increase of $39 million, or 9%. Net sales for the six months ended June 30, 1998 were $905 million compared to $858 million for the six months ended June 30, 1997, an increase of $47 million, or 5%. The increases in net sales for the three and six month periods reflect increased sales of digital cable systems, partially offset by lower sales of analog cable terminals and satellite systems for private and commercial networks. Analog and digital products each represented approximately 50% of total sales of the Company for the six months ended June 30, 1998, compared to approximately 63% and 37%, respectively, for the six months ended June 30, 1997.

     Worldwide broadband sales (consisting of digital and analog cable and wireless television systems and network transmission systems) of $380 million and $689 million for Second Quarter 1998 and for the six months ended June 30, 1998, respectively, increased $61 million, or 19%, and $71 million, or 11%, respectively, from the comparable 1997 periods primarily as a result of increased U.S sales volume of digital cable terminals and headends, partially offset by the expected decline in sales of basic analog cable network systems. These sales reflect the increasing commitment of cable television operators to deploy state-of-the-art digital and interactive advanced analog systems in order to offer advanced entertainment, interactive services and Internet access to their customers. During the Second Quarter 1998 and Second Quarter 1997, net broadband sales in the U.S. were 83% and 70%, respectively, combined U.S. and Canadian sales were 84% and 73%, respectively, and all other international sales were 16% and 27%, respectively, of total worldwide broadband sales. For the six months ended June 30, 1998 and 1997, net broadband sales in the U.S. were 82% and 69%, respectively, combined U.S. and Canadian sales were 84% and 73%, respectively, and all other international sales were 16% and 27%, respectively, of total worldwide broadband sales.

     Worldwide satellite sales of $109 million and $216 million for Second Quarter 1998 and the six months ended June 30, 1998, respectively, decreased $22 million, or 17%, and $24 million, or 10%, respectively, from the comparable 1997 periods primarily as a result of lower private and commercial network sales. During the Second Quarter 1998 and Second Quarter 1997, net satellite sales in the U.S. were 96% and 75%, respectively, combined U.S. and Canadian sales were 96% and 85%, respectively, and all other international sales were 4% and 15%, respectively, of total worldwide satellite sales. For the six months ended June 30, 1998 and 1997, net satellite sales in the U.S. were 95% and 79%, respectively, combined U.S. and Canadian sales were 98% and 86%, respectively, and all other international sales were 2% and 14%, respectively, of total worldwide satellite sales.

     The decrease in broadband and satellite international sales during the 1998 periods was experienced in all international regions. The largest decreases in sales during the first half of 1998 were experienced in the Asia/Pacific and Latin American regions and there can be no assurance that international sales will return to 1997 levels in the near term.

     TCI and Time Warner, including affiliates, each represented approximately 14% of the revenues of the Company for the year ended December 31, 1997. For the six months ended June 30, 1998, TCI, Primestar and Time Warner accounted for approximately 24%, 14% and 11% of total Company sales, respectively.

GROSS PROFIT

     Gross profit of $141 million and $234 million for Second Quarter 1998 and the six months ended June 30, 1998, respectively, increased $23 million, or 20%, and $3 million, or 1%, respectively, from the comparable 1997 periods. Gross profit was 29% and 26% of sales for Second Quarter 1998 and the six months ended June 30, 1998, respectively, compared to 26% and 27%, respectively, for the comparable 1997 periods. Gross profit for the six months ended June 30, 1998 included $27 million of charges recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities and the write-down of certain assets to their net realizable values. Gross profit for Second Quarter 1997 and the six months ended June 30, 1997 included $16 million and $18 million, respectively, of charges for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Gross profit increases primarily reflect increased sales levels.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general & administrative ("SG&A") expense was $46 million and $102 million for the Second Quarter 1998 and the six months ended June 30, 1998, respectively, compared to $52 million and $95 million, respectively, for the
comparable 1997 periods.   SG&A expense as a percentage of sales was 9% and 11%
for the Second Quarter 1998 and the six months ended June 30, 1998,
respectively, and 12% and 11%, respectively, for the 1997 periods.   SG&A
spending for the six months ended June 30, 1998 included $13 million of charges primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs and costs associated with changing the Company's corporate name. SG&A spending for the Second Quarter 1997 and the six months ended June 30, 1997 included $6 million of charges primarily for legal and other professional fees directly related to the Communications Distribution. SG&A spending for the 1997 periods also included SG&A expenses related to NLC.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expense was $42 million and $158 million for the Second Quarter 1998 and six months ended June 30, 1998, respectively, compared to $50 million and $101 million, respectively, for the comparable 1997 periods. R&D expense for the six months ended June 30, 1998 included a $75
million charge to fully reserve the Partnership Note (see Note 10).   R&D
spending in 1998 is focused on new product opportunities, including advanced digital services, high-speed internet and data systems, and next generation transmission network systems. In addition, the Company is incurring R&D expense to develop analog and digital products for international markets, reduce costs and expand the features of its digital cable and satellite systems.

OTHER EXPENSE - NET

     Other expense was $1 million and $10 million for the Second Quarter 1998 and the six months ended June 30, 1998, respectively, compared with $1 million and $2 million, respectively, for the comparable 1997 periods. Other expense increased in the first half of 1998 from the comparable 1997 period primarily due to the Company's equity interest in the Partnership's loss (see Notes 8 and 10), which includes the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company, partially offset by a gain on the sale of a portion of the Company's investment in Ciena Corporation and settlement of an insurance claim.

INTEREST EXPENSE - NET

     Net interest expense for the three and six months ended June 30, 1997 represents an allocation of interest expense from the Distributing Company and was allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company for the period prior to the date of the Communications Distribution. Net interest expense allocated to the Company was $6 million and $14 million for the Second Quarter 1997 and for the six months ended June 30, 1997, respectively. Subsequent to July 25, 1997, the date of the Communications Distribution, net interest represents actual net interest expense incurred by the Company.

     Pro forma interest expense for the Second Quarter 1997 and the six months ended June 30, 1997 includes a reduction of interest expense of $5 million and $10 million, respectively, to reflect an assumed net debt level of $100 million at January 1, 1997.

INCOME TAXES

     Through the date of the Distributions, income taxes were determined as if the Company had filed separate tax returns under its existing structure for the periods presented. Accordingly, future tax rates could vary from the historical effective tax rates depending on the Company's future tax elections. The Company recorded a provision for income taxes of $18 million and a benefit for income taxes of $14 million for the Second Quarter 1998 and the six months ended June 30, 1998, respectively, and a provision for income taxes of $4 million and $8 million, respectively, for the comparable 1997 periods based upon the expected annual effective tax rate.

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

     For the six months ended June 30, 1998 and 1997, cash provided by operations was $35 million and $66 million, respectively. Cash provided by operations in the first half of 1998 primarily reflects cash generated from operations, partially offset by the funding provided to the Partnership related to its R&D activities and payments related to the restructuring. Cash provided by operations in the first half of 1997 primarily represents cash generated by the broadband business, partially offset by increased inventory levels to support business growth.

     At June 30, 1998 and December 31, 1997, working capital was $453 million and $436 million, respectively. The Company believes that working capital levels are adequate to support the growth of the digital business, however, there can be no assurance that future industry-specific developments or general economic trends will not continue to alter the Company's working capital requirements.

     During the six months ended June 30, 1998 and 1997, the Company invested $40 million and $37 million, respectively, in equipment and facilities. The Company expects to continue to expand its capacity to meet increased current and anticipated future demands for digital products, with capital expenditures for
the year expected to approximate $120 million.   The Company's R&D expenditures
were $158 million (including the $75 million funding related to the Partnership's R&D activities) and $101 million during the first six months of 1998 the first six months of 1997, respectively. The Company expects total R&D expenditures to approximate $245 million (including the $75 million funding related to the Partnership) for the year ending December 31, 1998.

     The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of June 30, 1998, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $500 million.

     In January 1998, the Company announced that, subject to the completion of definitive agreements, Sony Corporation of America will purchase 7.5 million new shares of common stock of the Company for $188 million.

     In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership in exchange for approximately an 89% (subject to additional dilution) limited partnership interest. Additionally, the Company advanced to the Partnership $75 million, utilizing available operating funds and borrowings under its Credit Agreement, in exchange for the Note. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to fully reserve
for the Note concurrent with the funding  (see Note 10).   The Company will
make an additional $50 million equity investment in the Partnership in November, 1998 to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements.

     The Company's management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its
growth objectives.   The Company's principal sources of liquidity both on a
short-term and long-term basis are cash flows provided by operations and borrowings under the Credit Agreement. The Company believes that based upon its analysis of its consolidated financial position and its expected operating cash flows from future operations, along with available funding under the Credit Agreement, cash flows will be adequate to fund operations, research and development and capital expenditures. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

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

     Since the above two statements only revise financial statement disclosures, their adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

     DERIVATIVE AND HEDGE ACCOUNTING - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

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

     Management of the Company expects cable television operators in the United States and abroad to continue to purchase analog products to upgrade their basic networks and to develop, using U.S. architecture and systems, international markets where cable penetration is low and demand for entertainment programming is growing. However, management expects that demand in North America for its basic analog cable products will continue to decline.

     As the Company continues to introduce new products and technologies and such technologies gain market acceptance, there can be no assurance that sales of products based on new technologies will not affect the Company's product sales mix and/or will not have an adverse impact on sales of certain of the Company's other products.

INTERNATIONAL MARKETS

     Management of the Company believes that additional growth for the Company will come from international markets, although the Company's international sales decreased in the first half of 1998 in comparison to the prior year, and there can be no assurance that international sales will increase to 1997 levels in the near future. In order to support the Company's international product and marketing strategies, it is currently expected that the Company will add operations in foreign markets in the following areas, among others: customer service, sales, finance, product warehousing and expansion of manufacturing capacity at existing facilities. Although no assurance can be given, management expects that the expansion of international operations will not require significant increased levels of capital expenditures.

EFFECT OF INFLATION

     The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

READINESS FOR YEAR 2000

     The Company has identified and evaluated the changes to its computer systems and products necessary to achieve a year 2000 date conversion, and required conversion and testing efforts are currently underway and are expected to be completed by mid 1999. The Company continues to communicate with its suppliers, customers and others with which it does business to understand the impact of any year 2000 issues on the Company. However, there can be no assurance that the companies with which the Company does business will achieve a year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have an adverse effect on the Company. The Company does not expect the cost of achieving year 2000 compliance will exceed $5 million. Additionally, based on the current status of these efforts, the Company believes that it will be able to manage its total year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

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

     Foreign currency exchange contracts are sensitive to changes in exchange rates. As of June 30, 1998, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the New Taiwan and Canadian dollars, would result in a net $2 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

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

     On February 19, 1998, a consolidated securities class action complaint entitled IN RE NEXTLEVEL SYSTEMS, INC. SECURITIES LITIGATION was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants served upon the plaintiffs a motion to dismiss the remaining counts of the complaint.

     On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION V. NEXT LEVEL COMMUNICATIONS, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. DSC alleged that the defendants misappropriated trade secrets relating to a switched digital video product, and that the defendants conspired to misappropriate the trade secrets. The plaintiffs sought monetary and exemplary damages and attorney fees. On May 14, 1998, the United States District Court for the Eastern District of Texas issued a preliminary injunction preventing DSC from proceeding with this litigation. DSC has filed a notice of appeal of that order. On July 6, 1998, the defendants filed a motion for summary judgment with the district court requesting a permanent injunction preventing DSC from proceeding with this litigation.

     In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages. The Company has denied StarSight's allegations and is vigorously defending the arbitration action. The arbitration proceeding was originally scheduled to begin before an arbitration panel of the American Arbitration Association in San Francisco, California in July 1998. Due to the resignation of one of the panel members two days before the arbitration proceeding was expected to begin, the proceeding has been postponed until a third arbitrator is selected and a new scheduling order is issued. The Company currently anticipates the proceeding to begin in 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The following matters were voted upon at the Annual Meeting of Stockholders of General Instrument Corporation held in Philadelphia, Pennsylvania on May 27, 1998:

(a) On the election of the following nominees as directors of the Company to serve until the 2001 Annual Meeting of Stockholders:

                           NUMBER OF VOTES

                         FOR            WITHHELD

Edward D. Breen          136,191,596    2,021,456
Alex J. Mandl            136,306,825    1,906,227

(b) To approve the General Instrument Corporation Amended and Restated 1997 Long-Term Incentive Plan:

                           NUMBER OF VOTES

FOR                 AGAINST        ABSTENTIONS    BROKER NON-VOTES

111,727,591         26,148,723     336,738               -

(c)  To approve the General Instrument Corporation Annual Incentive Plan:

                           NUMBER OF VOTES

FOR            AGAINST        ABSTENTIONS         BROKER NON-VOTES

116,549,582    2,173,181      356,508             19,133,781

(d) To ratify the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditor for the 1998 fiscal year:

                           NUMBER OF VOTES

FOR            AGAINST        ABSTENTIONS         BROKER NON-VOTES

138,016,481    93,445         103,126                    -


ITEM 5. OTHER INFORMATION

     Pursuant to an Asset Purchase Agreement, dated as of June 17, 1998 (the "Asset Purchase Agreement"), among the Company and two affiliates of Tele-Communications, Inc., TCIVG-GIC, Inc. ("TCIVG") and NDTC Technology,
Inc. ("NDTC Technology" and, collectively with TCIVG, "TCI"), the Company issued on July 17, 1998, 21,356,000 shares of Common Stock (the "Transaction Shares") to TCIVG as consideration for the acquisition by the Company of assets and a license relating to TCIVG's authorization business that controls the receipt of cable programming services delivered to subscribers by TCI's Headend In The Sky-Registered Trademark- (HITS). In exchange for the Transaction Shares, the Company received certain physical assets (the "Authorization Center"), and a license from NDTC Technology to the Company of associated intellectual property (the "License").

     The Authorization Center provides services for authorizing and de-authorizing individual set-top terminals throughout the United States for the decoding and receipt of premium and pay-per-view programming signals from HITS. NDTC Technology has agreed to operate the Authorization Center for the Company, for an annual fee, pursuant to a services agreement with the Company. If annual gross revenues of the Authorization Center are below a specified amount for each of the first nine years following the acquisition, TCI is obligated to pay the Company the difference between the actual gross revenues received and the specified amount. In addition, TCIVG will pay to the Company $50,000,000 over the first five years following the closing in equal monthly installments.

     The number of shares to be issued to TCIVG as consideration under the Asset Purchase Agreement was established based upon the closing price of the Common Stock on December 16, 1997 (the date on which the Company executed a letter of intent with respect to the transaction). The issuance of the Transaction Shares to TCIVG was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. TCIVG is entitled to specified demand and piggyback registration rights for the Transaction Shares and has agreed to certain transfer restrictions.

     Tele-Communications, Inc. and its affiliates may in the ordinary course of their business be customers of the Company. In connection with an agreement to purchase digital set-top terminals from the Company, the Company issued National Digital Television Center, Inc., a wholly-owned subsidiary of Tele-Communications, Inc., warrants to purchase shares of Company Common Stock. Such warrants are not presently exercisable. A description of this transaction and the issuance of the warrants is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under Item 1. Business - Recent Developments and under Note 14. Stockholders' Equity in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 3.1    Restated Certificate of Incorporation of the Company

Exhibit 3.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

Exhibit 3.3    Amended and Restated By-Laws of the Company

Exhibit 10.1 Asset Purchase Agreement among TCIVG-GIC, Inc., NDTC Technology, Inc. and General Instrument Corporation dated as of June 17, 1998

Exhibit 10.2 License Agreement by and between NDTC Technology, Inc. and General Instrument Corporation dated as of July 17, 1998.

Exhibit 27     Financial Data Schedule

Exhibit 99     Forward-Looking Information

(b)  Reports on Form 8-K

None

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENERAL INSTRUMENT CORPORATION


                                   /s/ Marc E. Rothman
                                   --------------------------------------
                                   Marc E. Rothman
                                   Vice President and Controller
                                   (Signing both in his capacity as Vice
                                   President on behalf of the Registrant and
                                   as chief accounting officer of the
                                   Registrant)

JULY 31, 1998
-------------
Date

INDEX TO EXHIBITS

EXHIBIT                       DESCRIPTION

Exhibit 3.1    Restated Certificate of Incorporation of the Company

Exhibit 3.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

Exhibit 3.3    Amended and Restated By-Laws of the Company

Exhibit 10.1 Asset Purchase Agreement among TCIVG-GIC, Inc., NDTC Technology, Inc. and General Instrument Corporation dated as of June 17, 1998

Exhibit 10.2 License Agreement by and between NDTC Technology, Inc. and General Instrument Corporation dated as of July 17, 1998.

Exhibit 27     Financial Data Schedule

Exhibit 99     Forward-Looking Information