Form 10-Q
period 1998-09-30
GENERAL INSTRUMENT CORP
filed 1998-11-16
CIK 1035881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X| No |_|

As of October 31, 1998, there were 167,391,015 shares of Common Stock outstanding.

                         GENERAL INSTRUMENT CORPORATION

                               INDEX TO FORM 10-Q

                                                                        PAGES

PART I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets                           3-4

                  Consolidated Statements of Operations                  5

                  Consolidated Statement of Stockholders' Equity         6

                  Consolidated Statements of Cash Flows                  7

                  Notes to Consolidated Financial Statements            8-18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                   19-27

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                            28

PART II.          OTHER INFORMATION

ITEM 1.  Legal Proceedings                                              29-30

ITEM 2.  Changes in Securities and Use of Proceeds                       30

ITEM 6.  Exhibits                                                        30

SIGNATURE                                                                31

INDEX TO EXHIBITS                                                        32

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                    (Unaudited)
                                                                   September 30,     December 31,
                                                                       1998              1997
                                                                    ----------        ----------
Cash and cash equivalents                                           $  116,037        $   35,225
Short-term investments                                                   4,081            30,346
Accounts receivable, less allowance for doubtful accounts
   of $3,449 and $3,566, respectively (includes related party
   amounts of $83,046 at September 30, 1998)                           315,755           343,625
Inventories                                                            261,488           288,078
Deferred income taxes                                                  134,004           105,582
Other current assets                                                    16,389            21,862
                                                                    ----------        ----------
   Total current assets                                                847,754           824,718

Property, plant and equipment, net                                     232,704           236,821
Intangibles, less accumulated amortization of $94,519 and
   $86,333, respectively                                               299,163            82,546
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $118,480 and $108,123,
   respectively                                                        453,856           471,186
Deferred income taxes                                                   75,505             5,634
Investments and other assets                                            80,153            54,448
                                                                    ----------        ----------
TOTAL ASSETS                                                        $1,989,135        $1,675,353
                                                                    ==========        ==========

                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            (Unaudited)
                                                           September 30,        December 31,
                                                               1998                1997
                                                            -----------         -----------
Accounts payable                                            $   219,861         $   200,817
Other accrued liabilities                                       214,059             188,250
                                                            -----------         -----------
   Total current liabilities                                    433,920             389,067

Deferred income taxes                                               737               5,745
Other non-current liabilities                                    64,656              65,730
                                                            -----------         -----------
   Total liabilities                                            499,313             460,542
                                                            -----------         -----------
Commitments and contingencies (See Note 7)

Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares
   authorized; no shares issued                                      --                  --
Common Stock, $.01 par value; 400,000,000 shares
   authorized; 173,393,275 and 148,358,188 shares
   issued at September 30, 1998 and December 31,
   1997, respectively                                             1,734               1,484
Additional paid-in capital                                    1,616,208           1,213,566
Note receivable from stockholder                                (43,320)                 --
Accumulated deficit                                              (9,756)            (19,236)
Accumulated other comprehensive income, net of taxes
   of $713 and $11,347, respectively                              2,368              18,999
                                                            -----------         -----------
                                                              1,567,234           1,214,813
Less - Treasury Stock, at cost, 3,747,724 and 4,309
   shares, respectively, of Common Stock                        (77,412)                 (2)
                                                            -----------         -----------
Total stockholders' equity                                    1,489,822           1,214,811
                                                            -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,989,135         $ 1,675,353
                                                            ===========         ===========

                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - In thousands, except per share amounts)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                          ---------------------------         ----------------------------
                                                             1998              1997               1998             1997
                                                          ---------         ---------         -----------      -----------
NET SALES                                                 $ 518,196         $ 464,582         $ 1,423,621      $ 1,323,013
Cost of sales                                               365,333           331,141           1,036,649          958,441
                                                          ---------         ---------         -----------      -----------
GROSS PROFIT                                                152,863           133,441             386,972          364,572
                                                          ---------         ---------         -----------      -----------
OPERATING EXPENSES:
   Selling, general and adminstrative                        46,237            45,316             148,005          139,958
   Research and development                                  42,227            47,867             200,396          148,542
   Amortization of excess of cost over fair value
     of net assets acquired                                   3,562             3,698              10,685           10,816
                                                          ---------         ---------         -----------      -----------
       Total operating expenses                              92,026            96,881             359,086          299,316
                                                          ---------         ---------         -----------      -----------
OPERATING INCOME                                             60,837            36,560              27,886           65,256
Other income (expense) - net                                  1,291             3,717              (8,513)           1,864
Interest income (expense) - net                               1,389              (829)                125          (14,340)
                                                          ---------         ---------         -----------      -----------
INCOME BEFORE INCOME TAXES                                   63,517            39,448              19,498           52,780
Provision for income taxes                                  (24,108)          (14,990)            (10,018)         (22,955)
                                                          ---------         ---------         -----------      -----------
NET INCOME                                                $  39,409         $  24,458         $     9,480      $    29,825
                                                          =========         =========         ===========      ===========
Earnings Per Share - Basic                                $    0.23         $    0.17         $      0.06      $      0.20
                                                          =========         =========         ===========      ===========
Earnings Per Share - Diluted                              $    0.22         $    0.16         $      0.06      $      0.20
                                                          =========         =========         ===========      ===========
Weighted-Average Shares Outstanding - Basic                 168,932           147,499             156,679          147,426

Weighted-Average Shares Outstanding - Diluted               179,068           149,491             165,164          149,416

                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHODLERS' EQUITY
                           (Unaudited - In thousands)

                                                                  Note                     Accumulated
                                   Common Stock   Additional   Receivable                     Other       Common        Total
                                 ---------------    Paid-In       From       Accumulated  Comprehensive  Stock In   Stockholders'
                                  Shares  Amount    Capital    Stockholder     Deficit        Income     Treasury      Equity
                                 -------  ------  -----------  -----------   -----------  -------------  --------   ------------
BALANCE, JANUARY 1, 1998         148,358  $1,484  $ 1,213,566  $        --   $   (19,236) $      18,999  $     (2)  $  1,214,811

Net income                                                                         9,480                                   9,480
Exercise of stock options
  and related tax benefit          3,679      37       64,630                                                  79         64,746
Issuance of stock in connection
  with acquisition                21,356     213      319,891      (43,320)                                              276,784
Amortization of warrant costs                          18,121                                                             18,121
Net change in investments                                                                       (16,631)                 (16,631)
Treasury stock purchases                                                                                  (77,489)       (77,489)
                                 -------  ------  -----------  -----------   -----------  -------------  --------   ------------
BALANCE, SEPTEMBER 30, 1998      173,393  $1,734  $ 1,616,208  $   (43,320)  $    (9,756) $       2,368  $(77,412)  $  1,489,822
                                 =======  ======  ===========  ===========   ===========  =============  ========   ============

                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                      ---------------------
                                                         1998        1997
                                                      ---------   ---------
Operating Activities:
 Net income                                           $   9,480   $  29,825
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        78,267      67,000
    Gain on sale of short-term investment               (11,429)     (4,829)
    Losses from asset sales and write-downs, net          8,858          --
    Loss from equity investments                         22,793          --
    Changes in assets and liabilities:
      Accounts receivable                                17,856      57,105
      Inventories                                        12,676     (41,358)
      Prepaid expenses and other current assets             360          30
      Deferred income taxes                             (43,771)     13,697
      Non-current assets                                  1,225      (1,573)
      Accounts payable and other accrued liabilities     50,739       4,731
      Other non-current liabilities                      (1,074)        792
    Other                                                  (899)        767
                                                      ---------   ---------
Net cash provided by operating activities               145,081     126,187
                                                      ---------   ---------
Investing Activities:
    Additions to property, plant and equipment          (58,963)    (56,437)
    Investments in other assets                          (7,995)    (32,635)
    Acquisitions, net of cash acquired                       --      (6,980)
    Proceeds from sale of short-term investment          11,429       4,829
                                                      ---------   ---------
Net cash used in investing activities                   (55,529)    (91,223)
                                                      ---------   ---------
Financing Activities:
    Transfers from Distributing Company                      --     125,310
    Proceeds from stock option exercises                 55,844       2,319
    Purchase of treasury shares                         (64,584)         --
    Other                                                    --        (566)
                                                      ---------   ---------
Net cash provided by (used in) financing activities      (8,740)    127,063
                                                      ---------   ---------
Change in cash and cash equivalents                      80,812     162,027
Cash and cash equivalents, beginning of period           35,225          --
                                                      ---------   ---------
Cash and cash equivalents, end of period              $ 116,037   $ 162,027
                                                      =========   =========

                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

1. COMPANY BACKGROUND

      General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, satellite and telephony markets. General Instrument is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators and is a leading provider of digital satellite systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. (the "Partnership")(see Note 12), the Company provides telephone network solutions through the Partnership's NLevel(3)(R) Switched Digital Access system.

      The Company was formerly the Communications Business of the former General Instrument Corporation (the "Distributing Company"). In a transaction that was consummated on July 28, 1997, the Distributing Company (i) transferred all the assets and liabilities, at the Distributing Company's historical cost, relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to the Company (then a wholly-owned subsidiary of the Distributing Company) and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope"), at the Distributing Company's historical cost, and (ii) distributed all of its outstanding shares of capital stock of each of the Company and CommScope to its stockholders on a pro rata basis as a dividend. Approximately 147.3 million shares of the Company's common stock, par value $.01 per share (the "Common Stock"), based on a ratio of one for one, were distributed to the Distributing Company's stockholders of record on July 25, 1997 (the "Communications Distribution"). On July 28, 1997, approximately 49.1 million shares of CommScope common stock, based on a ratio of one for three, were distributed to the Company's stockholders of record on that date (the "CommScope Distribution" and, together with the Communications Distribution, the "Distributions"). On July 28, 1997, the Company and CommScope began operating as independent entities with publicly traded common stock, and the Distributing Company retained no ownership interest in either the Company or CommScope. Additionally, immediately following the Communications Distribution, the Distributing Company was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

2. BASIS OF PRESENTATION

      The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of General Instrument. The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, the consolidated statement of stockholders' equity for the nine months ended September 30, 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 of General Instrument are unaudited and reflect all adjustments of a normal recurring nature (except for those charges disclosed in Notes 7, 11, 12 and 15) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

      The consolidated statements of operations for the nine months ended September 30, 1997 include an allocation of general corporate expenses from the Distributing Company. In the opinion of management, general corporate administrative expenses have been allocated to the Company on a reasonable and consistent basis by management of the Distributing Company using estimates of the relative efforts provided to the Company by the Distributing Company. However, it is not practicable to determine the actual costs that would have been incurred if the Company operated on a stand alone basis; accordingly, such allocation may not necessarily be indicative of the level of expenses which would have been incurred had the Company been operating as a separate stand alone entity during the periods prior to the Distributions.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

      Prior to the Distributions, the Company participated in the Distributing Company's cash management program, and the accompanying consolidated statements of operations for the three and nine months ended September 30, 1997 include an allocation of net interest expense from the Distributing Company. To the extent the Company generated positive cash, such amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. Net interest expense has been allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate, stand-alone entity. Subsequent to the Distributions, the Company is responsible for all cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

      Prior to the Distributions, the Company's financial results included the costs incurred under the Distributing Company's pension and postretirement benefit plans for employees and retirees of the Company. Subsequent to the Distributions, the Company's financial results include the costs incurred under the Company's own pension and postretirement benefit plans. The provision for income taxes for the periods prior to the Distributions was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. For the three and nine months ended September 30, 1998, income taxes were computed based upon the expected annual effective tax rate.

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

      The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $3.6 million of selling, general and administrative costs for the nine months ended September 30, 1997 to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions were no longer allocable and were expected to be incurred by the Company in the future; and (ii) a net debt level of $100 million at January 1, 1997.

                                                  Three Months Ended    Nine Months Ended
                                                  September 30, 1997   September 30, 1997
                                                  ------------------   ------------------
Net sales                                              $ 464,582           $ 1,323,013
Cost of sales                                            331,141               958,441
                                                       ---------           -----------
Gross profit                                             133,441               364,572

Operating expenses:
   Selling, general and administrative                    45,316               143,558
   Research and development                               47,867               148,542
   Amortization of excess of cost over
       fair value of net assets acquired                   3,698                10,816
                                                       ---------           -----------
Total operating expenses                                  96,881               302,916
                                                       ---------           -----------
Operating income                                          36,560                61,656
Other income - net                                         3,717                 1,864
 Interest income (expense) - net                             299                (3,499)
                                                       ---------           -----------
Income before income taxes                                40,576                60,021
Provision for income taxes                               (15,421)              (25,808)
                                                       ---------           -----------
Net income                                             $  25,155           $    34,213
                                                       =========           ===========

Weighted-average shares outstanding - basic              147,499               147,426

Weighted-average shares outstanding - diluted            149,491               149,416

Earnings per share - basic and diluted                 $    0.17           $      0.23
                                                       =========           ===========

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

4. INVENTORIES

      Inventories consist of:

                                   September 30, 1998     December 31, 1997
                                   ------------------     -----------------

      Raw materials                  $       97,443         $     111,148
      Work in process                        20,736                19,676
      Finished goods                        143,309               157,254
                                     --------------         -------------
      Total inventories              $      261,488         $     288,078
                                     ==============         =============

5. INVESTMENTS

      At September 30, 1998 and December 31, 1997, all of the Company's marketable equity securities were classified as "available-for-sale." Proceeds and the related realized gains from the sales of available-for-sale securities for the three and nine months ended September 30, 1998 were $7 million and $11 million, respectively. Proceeds and the related realized gains from the sales of available-for-sale securities for the three and nine months ended September 30, 1997 were $5 million. Realized gains were determined using the securities' cost. Short-term investments, excluding cash equivalents, consisted of the following at September 30, 1998 and December 31, 1997.

                                 September 30, 1998                                December 31, 1997
                    --------------------------------------------      -----------------------------------------
                                 Gross        Gross                                Gross       Gross
                      Fair     Unrealized   Unrealized     Cost        Fair     Unrealized   Unrealized   Cost
                      Value      Gains        Losses      Basis        Value       Gains       Losses     Basis
                    --------   ----------   ----------    ------      -------   ----------   ----------   -----
Marketable Equity
   Securities       $  4,081   $    3,268    $    (187)   $1,000      $30,346   $   30,346   $       --   $  --
                    ========   ==========   ==========    ======      =======   ==========   ==========   =====

6. ASSET PURCHASE

      On June 17, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with two affiliates of Tele-Communications, Inc., TCIVG-GIC, Inc. ("TCIVG") and NDTC Technology, Inc. ("NDTC Technology" and, collectively with TCIVG, "TCI") pursuant to which the Company agreed to acquire from TCIVG, in exchange for 21.4 million shares of the Company's Common Stock, certain assets, a license to certain intellectual property from NDTC Technology which will enable the Company to conduct authorization services and future cash consideration as discussed below. The Company's provision of services under the aforementioned license is intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications. On July 17, 1998 the transaction was consummated. The Agreement provides the Company with minimum revenue guarantees from TCI over the first nine years from the date of closing. The Company has contracted with NDTC Technology for certain support services during the first nine years following the date of closing, with renewable one-year terms. The Agreement gives the Company the right to license the technology for a period of 20 years. As mentioned above, the Agreement contains a provision for TCIVG to pay the Company $50 million over the first five years from the date of closing in equal monthly installments which represents a reduction of purchase price. The present value of the $50 million note receivable was recorded as a reduction of stockholders' equity. The net purchase price of $277 million was allocated to the license and the assets acquired based on their respective estimated fair values. The fair value of assets acquired includes property, plant and equipment of $2 million, deferred tax assets of $49 million and a license of $226 million. The Company is amortizing the cost of the licensed technology over the license term of 20 years based upon the projected revenue stream expected to be derived from the license.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

7. COMMITMENTS AND CONTINGENCIES

      The Company is either a plaintiff or a defendant in several pending legal matters. In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's consolidated financial statements.

      On May 5, 1998, the action entitled BroadBand Technologies, Inc. v. General Instrument Corp., pending in the United States District Court for the Eastern District of North Carolina, was dismissed with prejudice. In addition, on May 4, 1998, the action entitled Next Level Communications v. BroadBand Technologies, Inc., was dismissed with prejudice. These dismissals were entered pursuant to a settlement agreement under which, among other things, the Partnership has paid BroadBand Technologies ("BBT") $5 million and BBT and the Partnership have entered into a perpetual cross-license of patents applied for or issued currently or during the next five years. At the time of the formation of the Partnership (see Note 12), the Company, as limited partner, and Spencer Trask, as general partner, estimated that no liability existed with respect to the BBT litigation. Further, the Partnership indemnified the Company with respect to this litigation because such litigation was directly related and attributable to the technology transferred to the Partnership.

      A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distributions, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT 2200 and DigiCipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distributions, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied.

      An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants filed a motion

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

to dismiss parts of the amended complaint and answered the balance of the amended complaint, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of
Section 14(a) of the Exchange Act, and denied the remainder of the defendants' motion to dismiss.

      In connection with the Distributions, the Company has agreed to indemnify General Semiconductor in respect of its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

      On February 19, 1998, a consolidated securities class action complaint entitled In re NextLevel Systems, Inc. Securities Litigation was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants served upon the plaintiffs a motion to dismiss the remaining counts of the complaint.

      On March 5, 1998, an action entitled DSC Communications Corporation v. Next Level Communications, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. DSC alleges that the defendants have misappropriated trade secrets relating to a switched digital video product, and that the defendants have conspired to misappropriate the trade secrets. The plaintiffs seek monetary and exemplary damages in an unspecified amount and attorneys' fees. On May 14, 1998, the United States District Court for the Eastern District of Texas issued a preliminary injunction preventing DSC from proceeding with this litigation. DSC has filed a notice of appeal of that order. On July 6, 1998, the defendants filed a motion for summary judgment with the district court requesting a permanent injunction preventing DSC from proceeding with this litigation.

      In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages in an unspecified amount. The Company has denied StarSight's allegations and is vigorously defending the arbitration action. The arbitration proceeding is scheduled to begin in March 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California.

      While the ultimate outcome of the matters described above cannot be determined, the Company intends to vigorously contest these actions and management does not believe that the final disposition of these matters will have a material adverse effect on the Company's consolidated financial statements.

8. EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants (unless inclusion of such common stock equivalents would be anti-dilutive). The dilutive effects of options and warrants of 10,136 and 8,485 shares for the three and nine months ended September 30, 1998, respectively, were computed using the treasury stock method.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

      Prior to the Distributions, the Company did not have its own capital structure, and pro forma per share information has been presented for the three and nine months ended September 30, 1997. The pro forma weighted-average number of shares outstanding used in the pro forma per share calculation for the three and nine months ended September 30, 1997 equaled the number of common shares issued and common equivalent shares existing on the date of the Distributions plus the actual share activity during the period subsequent to the Distributions.

9. LONG-TERM DEBT

      In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate,
(ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria (between 15.5 and 43.75 additional basis points). The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee of between 7 and 18.75 basis points on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA (excluding $203 million of charges incurred in 1997 and 1998) in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA (excluding $203 million of charges incurred in 1997 and 1998) of less than 3 to 1. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement are expected to have a significant effect on the Company's ability to operate. As of September 30, 1998, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At September 30, 1998, the Company had available credit of $500 million under the Credit Agreement. The Company had approximately $109 million of letters of credit outstanding at September 30, 1998.

10. OTHER INCOME (EXPENSE)-NET

      Other income (expense)-net for the three and nine months ended September 30, 1998 primarily includes $5 million and $23 million, respectively, related to the Company's share of the Partnership losses, including certain charges described in Note 15 related to the Partnership, offset by $7 million and $11 million, respectively, related to gains on the sale of a portion of the Company's investment in Ciena Corporation and $5 million for the nine months ended September 30, 1998 related to proceeds received from the settlement of an insurance claim.

      Other income-net for the three months ended September 30, 1997 primarily reflects gains from the sale of a portion of the Company's investment in Ciena Corporation.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

11. RESTRUCTURINGS

      In connection with the Distributions (see Note 1), during the nine months ended September 30, 1997, the Company recorded pre-tax charges to cost of sales of $18 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Further, the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions. These charges were fully paid as of March 31, 1998.

      In the fourth quarter of 1997, the Company announced a plan to streamline the cost structure of its San Diego-based satellite business and reduced this unit's headcount by 225. Additionally, the Company closed its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Substantially all of the fourth quarter severance and other employee separation costs have been paid. Costs associated with the closure of facilities ("Facility Costs") include vacated long-term leases which are payable through the end of the lease terms which extend through year 2008. The fixed assets are expected to be disposed of by the end of 1998 and none are being utilized in the Company's operations.

      As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. Through September 30, 1998, the Company has made severance and other restructuring related payments of $8 million related to these first quarter 1998 charges. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998 and the fixed assets are expected to be disposed of by the end of 1998.

      The following tabular reconciliation summarizes the restructuring charges and the utilization of those charges from January 1, 1997 through September 30, 1998:

                   Balance at                           Balance at                            Balance at
                   January 1,                Amounts   December 31,                Amounts   September 30,
                      1997      Additions   Utilized       1997      Additions    Utilized       1998
                   ---------------------------------------------------------------------------------------
                                                          (in millions)
Property, Plant
   & Equipment     $      0.9   $    10.4   $   (3.5)  $       7.8   $     4.6    $   (3.7)  $         8.7

Facility Costs            3.0        11.2       (3.7)         10.5         3.3        (8.3)            5.5

Severance                  --        32.7      (12.8)         19.9         7.6       (24.9)            2.6

Professional
   Fees                    --         6.0       (6.0)           --          --          --              --
                   ----------   ---------   --------   -----------   ---------    --------   -------------
Total              $      3.9   $    60.3   $  (26.0)  $      38.2   $    15.5    $  (36.9)  $        16.8
                   ==========   =========   ========   ===========   =========    ========   =============

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

12. THE PARTNERSHIP

      In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to the newly formed Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at September 30, 1998. The operating general partner, which was formed by Spencer Trask & Co., an unrelated third party, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. Net assets transferred to the Partnership of $45 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses. The Company's net equity investment in the Partnership was $22 million at September 30, 1998.

      Pursuant to the Partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company. The Company, as the limited partner, has certain protective rights, including the right to approve an alteration of the legal structure of the Partnership, the sale of the Partnership's principal assets, the sale of the Partnership and a change in the limited partner's financial interests in the Partnership. The Company can not remove the general partner, except for cause; however, it has the right to approve a change in the general partner. Since the operating general partner controls the day-to-day operations of the Partnership and has the ability to make decisions typical of a controlling party, including the execution of agreements on all material matters affecting the Partnership's business, the Partnership's operating results have not been consolidated with the operating results of the Company subsequent to the January 1998 transfer.

      The technology transferred to the Partnership related to in-process research and development, which was originally purchased by the Company in connection with the acquisition of NLC in September 1995, for the design and marketing of a highly innovative next-generation telecommunication broadband access system for the delivery of telephony, video and data from a telephone company central office to the home. The in-process technology, at the date of the 1995 acquisition and at the date of the transfer to NLC, had not reached technological feasibility and had no alternative future use. The Company does not expect widespread commercial deployment of this technology until the latter part of 1999 or early in 2000, however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment.

      In addition, in January 1998, the Company advanced $75 million to the Partnership in exchange for an 8% debt instrument (the "Note"), and the Note contains normal creditor security rights, including a prohibition against incurring amounts of indebtedness for borrowed money in excess of $10 million. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to research and development expense during the quarter ended March 31, 1998 to fully reserve for the Note concurrent with the funding. The proceeds of the Note are being utilized to fund the research and development activities of the Partnership through 1999 to develop the aforementioned telecommunication technology for widespread commercial deployment. The Company will make an additional $50 million equity investment in the Partnership beginning in November 1998 to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements.

      The Company is accounting for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future research and development activities will be offset against the $75 million reserve discussed above. For the three and nine months ended September 30, 1998, the Company's share of the Partnership's losses was $5 million and $23 million, respectively, (net of the Company's share of research and development expenses of $11 million and $31 million, respectively). The Company has eliminated its interest income from the Note against the

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

Partnership's related interest expense on the Note. The following summarized financial information is provided for the Partnership for the three and nine months ended September 30, 1998:

                                   Three Months Ended     Nine Months Ended
                                   September 30, 1998    September 30, 1998
                                   ------------------    ------------------
      Net sales                         $ 14,601             $ 20,430
      Gross profit                          (497)              (2,421)
      Loss before income taxes           (19,127)             (64,186)
      Operating cash flow                (15,746)             (56,535)

13. RELATED PARTY TRANSACTIONS

      In connection with the asset purchase from TCI which was consummated on July 17, 1998, described in Note 6, TCI obtained approximately a 12% ownership interest in the Company. TCI is also a significant customer of the Company. Sales to TCI represented 36% and 28% of total Company sales for the three and nine months ended September 30, 1998, respectively. Management believes the transactions with TCI are at arms length and are under terms no less favorable to the Company than those with other customers. At September 30, 1998 accounts receivable from TCI totaled $83 million.

14. COMPREHENSIVE INCOME (LOSS)

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that an enterprise report the change in its net assets during the period from nonowner sources. Since this statement only requires additional disclosures, it had no impact on the Company's consolidated financial position or cash flows. For the three and nine months ended September 30, 1998 and 1997, other comprehensive income comprised unrealized gains and losses on investments. Comprehensive income is summarized below:

                                        Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                    ----------------------------    ----------------------------
                                        1998            1997            1998            1997
                                    ------------    ------------    ------------    ------------
Net income                          $     39,409    $     24,458    $      9,480    $     29,825
Other comprehensive income (loss)        (13,162)         (2,078)        (16,631)         16,409
                                    ------------    ------------    ------------    ------------
Total comprehensive income (loss)   $     26,247    $     22,380    $     (7,151)   $     46,234
                                    ============    ============    ============    ============

15. OTHER CHARGES

      The Company incurred approximately $25 million of certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. As a result of this decision, the Company recorded charges related primarily to the write-down of inventories to their lower of cost or market and moving costs associated with relocating certain assets to other facilities owned by the Company. Of these charges, $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 7) and compensation expense related to key executives of an acquired

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (In thousands, unless otherwise noted)

company. The balance of these reserves was $15 million at September 30, 1998 and relates primarily to inventory, which the Company expects to be disposed of by the end of the first quarter of 1999.

16. WARRANT COSTS

      In December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to most of the leading North American cable television multiple system operators ("MSOs") over a three to five year period. In connection with these supply arrangements, the Company issued warrants to purchase approximately 29 million shares of the Company's Common Stock. The warrants issued to each MSO will vest in three installments on December 31, 1998, 1999, and 2000, to the extent that in each of those years each such MSO fulfills its obligation to purchase a threshold number of digital terminals from the Company. Each warrant is exercisable for a period of 18 months after it vests at an exercise price of $14.25 for each share of Common Stock. If, in any year, the Company fails to deliver the threshold number of digital terminals for such year, through no fault of the MSO, the total number of such MSO's warrants will vest for that year. The weighted-average per share fair value of the warrants granted during 1997 approximated $3.50 using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 6.08%; an expected volatility of 35%; an expected dividend yield of 0%; and expected holding periods ranging from 2.5 to 4.5 years. The value of the warrants is being amortized to operations in the respective period the digital terminals are shipped. During the three and nine months ended September 30, 1998, the Company recorded $6.5 million and $18.1 million to cost of sales related to the amortization of these warrant costs.

17. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

      Net sales for the three months ended September 30, 1998 ("Third Quarter 1998") were $518 million compared to $465 million for the three months ended September 30, 1997 ("Third Quarter 1997"), an increase of $53 million, or 11%. Net sales for the nine months ended September 30, 1998 were $1,424 million compared to $1,323 million for the nine months ended September 30, 1997, an increase of $101 million, or 8%. The increases in net sales for the three and nine month periods primarily reflect increased sales of digital cable systems, partially offset by lower sales of analog cable terminals and a decline in international sales. Analog and digital products represented approximately 46% and 54%, respectively, of total sales of the Company for the nine months ended September 30, 1998, compared to approximately 60% and 40%, respectively, for the nine months ended September 30, 1997.

      Worldwide broadband sales (consisting of digital and analog cable and wireless television systems and network transmission systems) of $411 million and $1,100 million for Third Quarter 1998 and for the nine months ended September 30, 1998, respectively, increased $76 million, or 23%, and $147 million, or 15%, respectively, from the comparable 1997 periods primarily as a result of increased U.S sales volume of digital cable terminals and headends, partially offset by the decline in sales of analog cable network systems. These sales reflect the increasing commitment of cable television operators to deploy state-of-the-art interactive digital systems in order to offer advanced entertainment, interactive services and Internet access to their customers. During the Third Quarter 1998 and Third Quarter 1997, broadband net sales in the U.S. were 88% and 73%, respectively, combined U.S. and Canadian sales were 89% and 77%, respectively, and all other international sales were 11% and 23%, respectively, of total worldwide broadband sales. For the nine months ended September 30, 1998 and 1997, broadband net sales in the U.S. were 85% and 70%, respectively, combined U.S. and Canadian sales were 86% and 74%, respectively, and all other international sales were 14% and 26%, respectively, of total worldwide broadband sales.

      Worldwide satellite sales of $107 million and $323 million for Third Quarter 1998 and the nine months ended September 30, 1998, respectively, decreased $20 million, or 16%, and $44 million, or 12%, respectively, from the comparable 1997 periods primarily as a result of lower private and commercial network sales in international markets. During the Third Quarter 1998 and Third Quarter 1997, satellite net sales in the U.S. were 84% and 80%, respectively, combined U.S. and Canadian sales were 99% and 87%, respectively, and all other international sales were 1% and 13%, respectively, of total worldwide satellite sales. For the nine months ended September 30, 1998 and 1997, satellite net sales in the U.S. were 91% and 79%, respectively, combined U.S. and Canadian sales were 98% and 86%, respectively, and all other international sales were 2% and 14%, respectively, of total worldwide satellite sales.

      In February 1998, the Company entered into an agreement with PRIMESTAR, pursuant to which the Company will manufacture integrated receiver decoders for PRIMESTAR's planned high power retail and wholesale service. Offering a high-power service may enable PRIMESTAR to provide expanded channel capacity and smaller receiving dishes to its subscribers. In October 1998, PRIMESTAR announced the termination of its agreement with American Sky Broadcasting LLC (ASkyB) with respect to PRIMESTAR's proposed acquisition of ASkyB's assets including a high power orbital slot. While PRIMESTAR is attempting to secure use of another high power orbital slot, there can be no assurance that PRIMESTAR will be able to secure another high power orbital slot, and accordingly, there can be no assurance that the Company will realize the benefits of its agreement with PRIMESTAR.

      The decrease in broadband and satellite international sales during the 1998 periods was experienced in all international regions. The largest decreases in sales during the nine months ended September 30, 1998 were experienced in the Asia/Pacific and Latin American regions and there can be no assurance that international sales will return to 1997 levels in the near term.

      TCI and Time Warner, including affiliates, each represented approximately 14% of the revenues of the Company for the year ended December 31, 1997. For the nine months ended September 30, 1998, TCI and PRIMESTAR accounted for approximately 28% and 13% of total Company sales, respectively.

Gross Profit

      Gross profit of $153 million and $387 million for Third Quarter 1998 and the nine months ended September 30, 1998, respectively, increased $20 million, or 15%, and $22 million, or 6%, respectively, from the comparable 1997 periods. Gross profit was 30% and 27% of sales for Third Quarter 1998 and the nine months ended September 30, 1998, respectively, compared to 29% and 28%, respectively, for the comparable 1997 periods. Gross profit for the nine months ended September 30, 1998 included $9 million of restructuring charges (see Note 11 and "Restructurings" below) and $18 million of other charges (see Note 15) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market. Gross profit for the nine months ended September 30, 1997 included $18 million of charges for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Gross profit increases primarily reflect increased sales levels as well as product cost reductions, driven primarily by chip integration and productivity improvements at the Company's Taiwan manufacturing facility.

Selling, General and Administrative

      Selling, general & administrative ("SG&A") expense was $46 million and $148 million for the Third Quarter 1998 and the nine months ended September 30, 1998, respectively, compared to $45 million and $140 million, respectively, for the comparable 1997 periods. SG&A expense as a percentage of sales was 9% and 10% for the Third Quarter 1998 and the nine months ended September 30, 1998, respectively, and 10% and 11%, respectively, for the 1997 periods. SG&A spending for the nine months ended September 30, 1998 included $6 million of restructuring charges (see Note 11 and "Restructurings" below) and $7 million of other charges (see Note 15) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs, and costs associated with changing the Company's corporate name. SG&A spending for the nine months ended September 30, 1997 included $6 million of charges primarily for legal and other professional fees directly related to the Communications Distribution (see
Note 1). SG&A spending for the 1997 periods also included SG&A expenses related to NLC.

Research and Development

      Research and development ("R&D") expense was $42 million and $200 million for the Third Quarter 1998 and nine months ended September 30, 1998, respectively, compared to $48 million and $149 million, respectively, for the comparable 1997 periods. R&D expense for the nine months ended September 30, 1998 included a $75 million charge to fully reserve the Partnership Note (see
Note 12). Proceeds of the Partnership Note are being utilized by the Partnership to fund research and development activities through 1999 to develop, for widespread commercial deployment, the next-generation telecommunications technology for the delivery of telephony, video, and data from the telephone company central office to the home. Such widespread deployment is not expected until the latter part of 1999 or early in 2000; however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment. R&D spending in 1998 is focused on new product opportunities, including advanced digital services, high-speed internet and data systems, and next generation transmission network systems. In addition, the Company is incurring R&D expense to develop analog and digital products for international markets, reduce costs and expand the features of its digital cable and satellite systems.

Purchased In-process Technology

      In connection with the acquisition of NLC in September 1995, the Company recorded a pre-tax charge of $140 million for purchased in-process technology. Through December 1997, the Company incurred approximately $50 million to develop this technology for commercial deployment. In January 1998, such technology was transferred to the Partnership (see Note 12).

Other Income (Expense) - Net

      Net other income of $1 million and net other expense of $9 million for the Third Quarter 1998 and the nine months ended September 30, 1998, respectively, compared with net other income of $4 million and $2 million, respectively, for the comparable 1997 periods. Other expense increased during the nine months ended September 30, 1998 from the comparable 1997 period primarily due to the Company's equity interest in the Partnership's loss (see Notes 10 and 12), which includes the BBT litigation settlement (see Note 7) and compensation expense related to key executives of an acquired company, partially offset by larger gains on the sale of a portion of the Company's investment in Ciena Corporation and the settlement of an insurance claim.

Interest Income (Expense) - Net

      Net interest expense for the three and nine months ended September 30, 1997 includes an allocation of interest expense from the Distributing Company, which was allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company for the period prior to the date of the Communications Distribution. Net interest expense allocated to the Company was $2 million and $15 million for the Third Quarter 1997 and for the nine months ended September 30, 1997, respectively. Subsequent to July 25, 1997, the date of the Communications Distribution, net interest represents actual net interest expense incurred by the Company.

      Pro forma interest expense for the Third Quarter 1997 and the nine months ended September 30, 1997 includes a reduction of interest expense of $1 million and $11 million, respectively, to reflect an assumed net debt level of $100 million at January 1, 1997.

Income Taxes

      Through the date of the Distributions, income taxes were determined as if the Company had filed separate tax returns under its existing structure for the periods presented. Accordingly, future tax rates could vary from the historical effective tax rates depending on the Company's future tax elections. The Company recorded a provision for income taxes of $24 million and $10 million for the Third Quarter 1998 and the nine months ended September 30, 1998, respectively, and a provision for income taxes of $15 million and $23 million, respectively, for the comparable 1997 periods based upon the expected annual effective tax rate. Excluding the restructuring and other charges recorded during the nine months ended September 30, 1998 and the restructuring charges recorded during the three and nine months ended September 30, 1997, the effective tax rate for each period was approximately 38%.

Restructurings

      In connection with the Distributions (see Note 1), during the nine months ended September 30, 1997, the Company recorded pre-tax charges to cost of sales of $18 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Further, the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions. These charges were fully paid as of March 31, 1998. These charges did not result in the reduction of future expenses; therefore, they have not had and are not expected to have a significant impact on the Company's results of operations and cash flows.

      In the fourth quarter of 1997, the Company announced a plan to streamline the cost structure of its San Diego-based satellite business and reduced this unit's headcount by 225. Additionally, the Company closed its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Substantially all of the fourth quarter severance and other employee separation costs have been paid. Costs associated with the closure of facilities include vacated long-term leases which are payable through the end of the lease terms which extend through year 2008. The fixed assets are expected to be disposed of by the end of 1998 and none are being utilized in the Company's operations. These restructuring costs are expected to provide cost savings in certain satellite production processes; however, declining demand for certain satellite products will substantially offset the expected cost reductions.

      As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. Through September 30, 1998, the Company has made severance and other restructuring related payments of $8 million related to these first quarter 1998 charges. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998 and the fixed assets are expected to be disposed of by the end of 1998.

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

      For the nine months ended September 30, 1998 and 1997, cash provided by operations was $145 million and $126 million, respectively. Cash provided by operations during the nine months ended September 30, 1998 primarily reflects cash generated from operations, partially offset by the funding provided to the Partnership related to its R&D activities and payments related to the restructuring. Cash provided by operations during the nine months ended September 30, 1997 primarily represents cash generated by the broadband business, partially offset by increased inventory levels to support business growth.

      At September 30, 1998 and December 31, 1997, working capital (current assets less current liabilities) was $414 million and $436 million, respectively. The Company believes that working capital levels are adequate to support the growth of the digital business, however, there can be no assurance that future industry-specific developments or general economic trends will not continue to alter the Company's working capital requirements.

      During the nine months ended September 30, 1998 and 1997, the Company invested $59 million and $56 million, respectively, in equipment and facilities. The Company expects to continue to expand its capacity to meet increased current and anticipated future demands for digital products, with capital expenditures for the year expected to approximate $100 million. The Company's R&D expenditures were $200 million (including the $75 million funding related to the Partnership's R&D activities) and $149 million during the first nine months of 1998 and the first nine months of 1997, respectively. The Company expects total R&D expenditures to approximate $245 million (including the $75 million funding related to the Partnership) for the year ending December 31, 1998.

      The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA (excluding $203 million of charges incurred in 1997 and 1998) in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA (excluding $203 million of charges incurred in 1997 and 1998) of less than 3 to
1. None of the restrictions contained in the Credit Agreement are expected to have a significant effect on the Company's ability to operate. As of September 30, 1998, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $500 million.

      On September 9, 1998, the Company announced a share repurchase program authorizing the Company to repurchase up to 10 million shares of its outstanding Common Stock. Through September 30, 1998, the Company had repurchased 3.7 million shares at a cost of $77.5 million, of which $12.9 million was paid in October 1998. As of October 31, 1998, the Company had repurchased a total of 6.3 million shares at a cost of $126.3 million.

      On July 17, 1998, the Company consummated a transaction with TCI, pursuant to which the Company acquired, in exchange for 21.4 million shares of the Company's Common Stock, certain assets, a license to certain intellectual property, which will enable the Company to conduct authorization services intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications, and a $50 million non-interest bearing note receivable. The net purchase price of $277 was allocated primarily to the license acquired (see Note
6).

      In January 1998, the Company announced that, subject to the completion of definitive agreements, Sony Corporation of America will purchase 7.5 million new shares of common stock of the Company for $188 million.

      In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership in exchange for approximately an 89% (subject to additional dilution) limited partnership interest. The technology transferred to the Partnership related to in-process research and development for the design and marketing of a highly innovative next-generation telecommunication broadband access system for the delivery of telephony, video and data from a telephone company central office to the home. Additionally, the Company advanced to the Partnership $75 million, utilizing available operating funds and borrowings under its Credit Agreement, in exchange for the Note. Since the repayment of the
Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to fully reserve for the Note concurrent with the funding (see Note 12). The Company will make an additional $50 million equity investment in the Partnership, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements.

      The Company's management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and borrowings under the Credit Agreement. The Company believes that based upon its analysis of its consolidated financial position and its expected operating cash flows from future operations, along with available funding under the Credit Agreement, cash flows will be adequate to fund operations, research and development, capital expenditures, strategic investments and share repurchases. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

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

      As the Company continues to introduce new products and technologies and such technologies gain market acceptance, there can be no assurance that sales of products based on new technologies will not affect the Company's product sales mix and/or will not have an adverse impact on sales of certain of the Company's other products. For example, sales of analog cable products have been impacted by a shift to digital deployment in North America.

International Markets

      Management of the Company believes that additional growth for the Company will come from international markets, although the Company's international sales decreased during the first nine months of 1998 in comparison to the prior year, and there can be no assurance that international sales will increase to 1997 levels in the near future. In order to support the Company's international product and marketing strategies, it is currently expected that the Company will add operations in foreign markets in the following areas, among others: customer service, sales, finance, product warehousing and expansion of manufacturing capacity at existing facilities. Although no assurance can be given, management expects that the expansion of international operations will not require significant increased levels of capital expenditures.

Effect of Inflation

      The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

Year 2000 Readiness Disclosure

      The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

The Company's State of Readiness

      While the Company's Year 2000 efforts have been underway for several years, the Company centralized its focus on addressing the Year 2000 Issue in 1998 by forming a Year 2000 cross-functional project team of senior managers, chaired by the Company's Vice President of Information Technology who reports directly to the Company's Chief Executive Officer on this issue. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's Year 2000 compliance program.

      The Year 2000 project team has developed a phased approach to identifying and remediating Year 2000 Issues, with many of these phases overlapping with one another or conducted simultaneously.

      The first phase was to develop a corporate-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. This included a review of all IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this phase for the majority of its IT and non-IT systems during the third quarter of 1998 with the balance of such systems expected to be completed prior to the end of 1998. In addition, during this phase the Company developed its Year 2000 Policy Statement which was released to the Company's customers, suppliers and business partners.

      The second phase of the Company's Year 2000 compliance program (begun simultaneously with the first phase) was to define a Year 2000 "Compliance" standard and to develop uniform test plans and test methodologies, building on work already done by one of the Company's engineering groups. The Company expects to engage an outside Year 2000 consultant to review the Company's test plans and test methodologies for the testing of its products, as well as third-party products, prior to the end of 1998. The Company has adopted the following six compliance categories for its products: "Compliant," "Compliant with Upgrade," "Compliant with Minor Issues," "Not Compliant or End of Life Product," "Testing to be Completed" and "Testing not Required." The creation of these six categories is expected to assist the Company in communicating with its customers, suppliers and business partners regarding the Year 2000 status of the Company's products.

      To aid in communication with the Company's customers, suppliers and business partners, the Company has developed an Internet web site that identifies the current Year 2000 status for each of the Company's products in accordance with the Company's Year 2000 compliance standard. The web site, which is updated periodically, also includes available upgrades, as well as the contemplated completion date of testing and remediation for such products. By January 1, 1999, detailed, customer-specific information is expected to be made available to major customers on a product-by-product basis in order to further assist such customers with their own Year 2000 compliance programs.

      The Company has also undertaken a review of its internal IT and non-IT systems to identify potential Year 2000 Issues. In 1996, the Company began the process of implementing a uniform worldwide business and accounting information system to improve internal reporting processes. The internal IT systems being replaced include order entry systems, purchasing and inventory management systems, and the Company's general financial systems. Based upon representations from the manufacturer, this uniform information system is Year 2000 compliant. The Company also has plans to identify and replace and/or upgrade legacy business systems that are not Year 2000 compliant and are not part of the uniform worldwide business and accounting information system. With respect to non-IT systems, the Company is actively analyzing its in-line manufacturing equipment in order to assess any Year 2000 issues. To date, no material problems have been discovered, and the Company will continue to review, test and remediate (if necessary) such equipment. The Company is also evaluating its other critical non-IT facility and internal systems with date sensitive operating controls for Year 2000 Issues. While the Company believes that most of these systems will function without substantial Year 2000 compliance problems, the Company will continue to review, test and remediate (if necessary) such systems.

      The third phase of the Company's Year 2000 compliance program is the actual testing and remediation (if necessary) of the Company's IT and non-IT products and systems. The Company is currently testing its products in accordance with its adopted test plans and anticipates that testing and remediation of most of its products will be completed by the end of the first quarter of 1999. As of September 30, 1998, the Company estimates that it has completed approximately 95% of the Year 2000 readiness analysis required for its Advanced Network Systems products, approximately 75% of the Year 2000 readiness analysis required for its Digital Network Systems products and approximately 95% of the Year 2000 readiness analysis required for its Transmission Network Systems products. As of September 30, 1998, the Company estimates that it has completed approximately 40% of the Year 2000 readiness analysis for its Satellite and Broadcast Network Systems products. For certain of the Company's satellite and broadcast products and the Company's national authorization center, testing and remediation is currently anticipated to be completed by the third quarter of 1999. It is expected that the testing and remediation of the Company's IT and non-IT internal systems will be completed by the end of the first quarter of 1999.

      The Company is presently evaluating each of its principal suppliers, service providers and other business partners to determine each of such party's Year 2000 status. The Company has developed a questionnaire and a Year 2000 certification for use with such third parties, and, as of October 31, 1998, the Company had contacted approximately 300 vendors about their Year 2000 compliance, including many of the vendors that the Company has identified as critical vendors. The Company anticipates that this evaluation will be on-going through the remainder of 1998 and through 1999.

      The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. However, there can be no assurance that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on the Company.

The Costs to Address the Company's Year 2000 Issues

      The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $5 million. Through September 30, 1998, the Company has spent approximately $500,000 in connection with Year 2000 Issues. The cost of implementing the uniform worldwide business and accounting information system has not been included in this figure since the replacement of the previous systems was not accelerated due to Year 2000 Issues. All Year 2000 expenditures are made from the respective departments' budgets. The percentage of the IT budget during 1998 expected to be used for Year 2000 remediation is less than 3%. No IT projects have been deferred due to Year 2000 efforts.

The Risks of the Company's Year 2000 Issues

      There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's products are not Year 2000 compliant, the Company could suffer lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect the Company's business operations or financial statements.

      The Company is also dependent on third parties such as its customers, suppliers, service providers and other business partners. If these or other third parties fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its business operations or financial statements. For example, the failure of certain of the Company's principal suppliers to have Year 2000 compliant internal systems could impact the Company's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.

The Company's Contingency Plans

      Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

Year 2000 Forward-Looking Statements

      The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Forward-Looking Information

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may include forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "subject to" and "scheduled." These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These risks include, but are not limited to, uncertainties relating to general political and economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television spending, Year 2000 readiness, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations and foreign currency fluctuations and authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission. Reference is made to
Exhibit 99 in this Form 10-Q for a further discussion of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates. On a selective basis, the Company enters into contracts to hedge the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and limit the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

      Foreign currency exchange contracts are sensitive to changes in exchange rates. As of September 30, 1998, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the New Taiwan and Canadian dollars, would result in a net $6 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distributions, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT 2200 and Digicipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distributions, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied.

      An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations an omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants filed a motion to dismiss parts of the amended complaint and answered the balance of the amended complaint, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of Section 14(a) of the Exchange Act, and denied the remainder of the defendants' motion to dismiss.

      In connection with the Distributions, the Company has agreed to indemnify General Semiconductor, Inc. in respect of its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

      On February 19, 1998, a consolidated securities class action complaint entitled In re NextLevel Systems, Inc. Securities Litigation was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their

Securities Act claims. On May 5, 1998, the defendants served upon the plaintiffs a motion to dismiss the remaining counts of the complaint.

      On March 5, 1998, an action entitled DSC Communications Corporation v. Next Level Communications, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. DSC alleges that the defendants have misappropriated trade secrets relating to a switched digital video product, and that the defendants have conspired to misappropriate the trade secrets. The plaintiffs seek monetary and exemplary damages in an unspecified amount and attorneys' fees. On May 14, 1998, the United States District Court for the Eastern District of Texas issued a preliminary injunction preventing DSC from proceeding with this litigation. DSC has filed a notice of appeal of that order. On July 6, 1998, the defendants filed a motion for summary judgment with the district court requesting a permanent injunction preventing DSC from proceeding with this litigation.

      In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages in an unspecified amount. The Company has denied StarSight's allegations and is vigorously defending the arbitration action. The arbitration proceeding is scheduled to begin in March 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California.

      The Company intends to vigorously contest each of the above-listed actions.

Item 2. Changes in Securities and Use of Proceeds

      The information required by Item 2(c) of this Report was included in Item 5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and such information is incorporated by reference in this Item.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 4.1       Specimen Form of the Company's Common Stock Certificate

      Exhibit 27        Financial Data Schedule

      Exhibit 99        Forward-Looking Information

(b)   Reports on Form 8-K

            The Company filed a Report on Form 8-K dated September 9, 1998 announcing a stock repurchase program contemplating the repurchase by the Company of up to 10 million shares of its common stock.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENERAL INSTRUMENT CORPORATION


                                 /s/ Marc E. Rothman
                                 -----------------------------------------------
                                 Marc E. Rothman
                                 Vice President and Controller
                                 (Signing both in his capacity as Vice President on behalf of the Registrant and as chief accounting officer of the Registrant)

November 13, 1998
-----------------
Date

                                INDEX TO EXHIBITS

Exhibit                                Description
-------                                -----------

Exhibit 4.1       Specimen Form of the Company's Common Stock Certificate

Exhibit 27        Financial Data Schedule

Exhibit 99        Forward-Looking Information