Form 10-K405/A
period 1997-12-31
GENERAL INSTRUMENT CORP
filed 1999-02-12
CIK 1035881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-K/A ("Amendment No. 1") hereby amends, and replaces in their entirety, Items 1, 6, 7, 7A, 8 and 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K"), as set forth below. The Company has not restated its financial statements. The information contained herein has not been updated or revised to reflect changes in the Company's business, or events occurring after March 31, 1998, the date on which the Form 10-K was originally filed.

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

NEXT LEVEL COMMUNICATIONS, L.P.

    In September 1995, the Distributing Company acquired Next Level Communications ("NLC"), a California corporation, which was formed to design, manufacture and market a next-generation telecommunications broadband access system for the delivery of telephony, video, and data from a telephone company central office or cable television headend to the home. Commencing in January 1998, the business of Next Level Communications has been operated through the Partnership as described below. The Partnership's product, NLevel(3)-Registered Trademark-, is designed to permit the cost-effective delivery of a suite of standard telephony and advanced services such as high-speed data/Internet, work-at-home, distance learning, video-on-demand and video-telephony to the home from a single access platform. The NLevel(3)-Registered Trademark- system is designed to work with and enhance existing telephony networks and offers the capability to provide voice services
(POTS), ISDN, high-speed data/Internet and video services over both copper-twisted-pair and FTTC networks.

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

    In January 1998, the Company transferred at historical cost the business of Next Level Communications, including its net assets, the underlying NLC technology, and its management and workforce to the Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). Such transaction was accounted for at historical cost. An entity controlled by Spencer Trask & Co., the operating general partner, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. The Company does not have the option to acquire the operating general partner's interest in the Partnership. Pursuant to the partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company.

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

ENVIRONMENT

    The Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The manufacturing facilities of the Company are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's results of operations and financial condition.

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

------------------------

(a) Includes charges of $110 million ($79 million net-of-tax) reflecting restructuring and other charges primarily related to the closure of various facilities, including the Company's satellite TV manufacturing facility in Puerto Rico, severance and other employee separation costs, the write-down of inventory to its lower of cost or market, the write-down of fixed assets to their estimated fair values and costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, Inc. (see Notes 1, 5 and 17 to the consolidated financial statements).

(b) Includes charges of $226 million ($145 million net-of-tax) reflecting Next Level Communications ("NLC") litigation costs and other charges primarily related to the transition to the Company's next-generation digital products and the write-down of inventory to its lower of cost or market (see Notes 5, 12 and 17 to the consolidated financial statements).

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

    GROSS PROFIT. Gross profit increased $22 million, or 5%, to $428 million in 1997 from $406 million in 1996 and was 24% of sales in 1997 compared to 23% in 1996. Gross profit for the year ended December 31, 1997 was reduced by $84 million of charges primarily related to the closure of the Company's Puerto Rico satellite manufacturing facility, employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, Inc. and the write-down of inventories to their lower of cost or market (see Notes 1, 5 and 17 to the consolidated financial statements). Gross profit for the year ended December 31, 1996 was reduced by $71 million of charges primarily related to the write-down of inventories to their lower of cost or market and the accrual of upgrade and product warranty liabilities in connection with the transition to the Company's next-generation digital products (see Note 17 to the consolidated financial statements). The higher gross profit and gross profit margin in 1997 resulted from higher production volumes and ongoing cost reduction programs on digital and advanced analog products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was $215 million in 1997 compared to $174 million in 1996 and was 12% of sales in 1997 compared to 10% in 1996. SG&A expense for the year ended December 31, 1997 included $28 million of charges related to severance and other employee separation costs, costs associated with the closure of various facilities and legal and other professional fees incurred in connection with the Distributions (see Notes 1, 5 and 17 to the consolidated financial statements), partially offset by a $5 million credit related to the collection of certain receivables previously considered to be uncollectible. SG&A expense in 1996 included $14 million of charges primarily related to employee separation costs due to the Distributing Company's plan to separate into three independent companies, the write-down of various fixed assets to their estimated fair values and the settlement of a litigation matter (see Notes 1, 5 and 17 to the consolidated financial statements). SG&A base spending was also greater in 1997 than in 1996 as a result of increased marketing and field support for NLC's NLevel(3)-Registered Trademark- telephony system and the Company's DVB-compliant digital satellite products and increased sales force, field support and marketing in international cable and satellite television markets.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense increased $10 million, or 5%, to $208 million in 1997 from $198 million in 1996 and was 12% of sales in 1997 compared to 11% in 1996. R&D expense for the year ended December 31, 1997 included $9 million of charges primarily related to the write-down of fixed assets used in R&D activities to their estimated fair values (see Notes 5 and 17 to the consolidated financial statements). R&D spending in 1997 reflects: the continued development of next-generation products, including high-speed data systems for cable and telephone networks, switched-digital access systems for fiber and twisted-pair networks, as well as the modification of existing products for international markets; the continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances. In addition, in 1997, the Company remained focused on reducing costs and enhancing the features of its digital cable and satellite television systems.

    The NLC business has expended approximately $50 million in research and development costs from the date of the Company's acquisition of the NLC business in 1995 through December 31, 1997. The Company expects NLC to incur an additional $70 to $75 million in research and development expenses over the next two years to develop this technology for commercial deployment (see Notes 6 and 18).

    OTHER INCOME (EXPENSE)-NET. Other income of $6 million for the year ended December 31, 1997 predominantly reflects investment gains, primarily from the sale of a portion of the Company's investment in Ciena Corporation.

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

    RESTRUCTURINGS. In 1996, the Company recorded an $8 million charge to SG&A expense for the write-down of various assets to fair value. This charge consists principally of a $3 million write-down of a facility that the Company decided to vacate and a $4 million write-off of previously capitalized amounts related to a data processing systems project which the Company abandoned in 1996. These actions will reduce depreciation expense associated with the assets written down.

    In the first half of 1997, in connection with the Distributions, the Company recorded pre-tax charges to cost of sales of $18 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Further the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions. These charges do not result in the reduction of future costs; therefore, they have not had and are not expected to have a significant impact on the Company's results of operations and cash flows. Cash payments related to these charges will be paid by the end of the first quarter of 1998.

    In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility which reduced headcount by 1,100. This facility manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals. The Company does not expect reduced revenues as a result of the closure of this manufacturing facility since the products previously manufactured at this location will be manufactured by subcontractors in the U.S. and will continue to be sold by the Company. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Through December 31, 1997, the Company has made severance payments of $5 million to approximately 800 employees, and the remaining severance and other employee separation costs will be paid in 1998. Costs associated with the closure of facilities include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008. The fixed assets are expected to be disposed of by the end of 1998 and none are being utilized in the Company's operations. These restructuring costs are expected to provide cost savings in certain satellite production processes; however, declining demand for certain satellite products will substantially offset the expected cost reductions.

    OTHER CHARGES. In the fourth quarter of 1996, the Company recorded $57 million ($35 million net of tax) of charges related to the Company's transition to next generation digital products and $20 million ($13 million net of tax) of other charges related to the write-down to the lower of cost or market, of inventory products the Company decided to discontinue and the settlement of a litigation matter. Of these charges, $71 million were recorded as cost of sales and related to the write-down of inventories to their estimated lower of cost or market and the accrual of contractual upgrade and product warranty liabilities in connection with the transition to the Company's next generation digital products. The remaining $6 million of charges were recorded as S G & A expense and related to the write-down of fixed assets to their estimated fair values and settlement of a litigation matter. The following is a description of the $57 million of charges related to the Company's transition to next generation digital products:

    In the fourth quarter of 1996, the Company recorded a $47.9 million write-down of digital product inventory to its lower of cost or market as it became evident that the expected sales price, less costs to complete, would not be sufficient to recover the carrying value of the inventory.

    The initial sales of digital products occurred during the fourth quarter of 1996. At the time of the sale, the Company accrued a warranty liability in accordance with its accounting policy in Note 3. However, during the fourth quarter of 1996, subsequent to the initial sale, the Company was required to rework the product to correct an unanticipated system issue. This rework resulted in an additional $1.6 million of warranty expense and was incurred prior to December 31, 1996.

    In addition, the Company recorded an additional $3.8 million warranty liability as it became evident in the fourth quarter of 1996 that the failure rates on certain satellite products would exceed the rate previously anticipated. At the time of the sale of this product, the Company accrued a warranty liability in accordance with its accounting policy in Note 3.

    Also, in December 1996, the Company contractually agreed to provide an upgrade at no charge related to its transition from the analog platform to digital products. The $3.4 million cost of this upgrade was accrued on the date the Company became contractually obligated to perform such upgrade.

    In the fourth quarter of 1997, the Company recorded $61 million ($44 million net of tax) of other charges offset by $11 million ($7 million net of tax) of other income, described below. In conjunction with the assessment of the Satellite business, management concluded that future sales of certain Satellite products would not be sufficient to recover the carrying value of related inventory. Accordingly, the Company recorded a $43 million charge to write-down inventory to its lower of cost or market. Concurrent with this inventory write-down, management reviewed the fixed assets and equipment related to production and testing associated with these products and concluded that their carrying value would no longer be recoverable since such assets would no longer be utilized and, accordingly, the Company wrote-down such assets by $10 million to their estimated scrap value, which management believes approximated fair value. These fixed assets were not being utilized as of December 31, 1997. A portion of these fixed assets have been disposed of and the Company expects that the remaining assets will be disposed of by the end of 1998. The Company incurred approximately $8 million of professional fees related to the assessment of the satellite business.

    Of the $61 million of charges, $45 million were recorded as cost of sales, $8 million were recorded as S G & A expense and $8 million were recorded as research and development expense. The $61 million of other charges were partially offset by $11 million of other income related to investment gains and income associated with the reversal of accrued interest related to the final NLC Litigation settlement on the date the court issued its final ruling.

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

    GROSS PROFIT. Gross profit decreased $47 million, or 10%, to $406 million in 1996 from $453 million in 1995 and was 23% of sales in 1996 compared to 30% in 1995. The lower gross profit margin in 1996 reflects $71 million of charges related to the write-down of inventories to their lower of cost or market and the accrual of upgrade and product warranty liabilities primarily related to the transition to the Company's next-generation digital products (see Note 17 to the consolidated financial statements). The lower gross profit margin also reflects the shift in product mix from higher margin VideoCipher RS-TM- analog satellite receiver consumer modules to new advanced analog and digital television system products, which initially carry lower margins.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expense was $174 million in 1996 compared to $138 million in 1995 and was 10% of sales in 1996 compared to 9% of sales in 1995. SG&A base spending was greater in 1996 than in 1995 as the Company targeted new growth opportunities, including the marketing of NLC's broadband access systems to telephone companies for interactive digital video, voice and data services, and the Company increased its sales force, field support and marketing activities to take advantage of continued growth opportunities in international cable and satellite television and worldwide telecommunications markets. SG&A expense in 1996 also included $14 million of charges primarily related to the Distributing Company's plan to separate into three independent companies, the write-down of various fixed assets to their estimated fair values and the settlement of a litigation matter (see Notes 1, 5 and 17 to the consolidated financial statements). SG&A expense for 1995 included a $5 million charge primarily related to the direct costs associated with the consolidation of the Company's corporate headquarters and the reorganization of its divisions and $14 million related to a national advertising campaign for C-band satellite systems.

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

    PURCHASED IN-PROCESS TECHNOLOGY. In connection with the acquisition of NLC in September 1995 (see Note 6), the Company recorded a pre-tax charge of $140 million for purchased in-process technology. Through December 31, 1997, the Company incurred approximately $50 million to develop this technology for commercial deployment. In January 1998, such technology was transferred to the Partnership (see Note 18).

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

    The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA (excluding $86 million of charges incurred in 1997) in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA (excluding $86 million of charges incurred in 1997) of less than 3 to 1. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of December 31, 1997, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $513 million.

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

    In September 1995, the Distributing Company, on behalf of the Company, acquired NLC, which was formed to design, manufacture and market a next-generation telecommunications broadband access system for the delivery of telephony, video and data from a telephone company central office or cable television headend to the home. NLC's product, NLevel(3)-Registered Trademark-, is designed to permit the cost-effective delivery of a suite of standard telephony and advanced services such as high-speed Internet/data, work-at-home, distance-learning, video-on-demand and video-telephony to the home from a single access platform. The NLevel(3)-Registered Trademark- system is designed to work with and enhance existing telephony networks and offers the capability to provide voice services
(POTS), ISDN, high-speed Internet/data and video services over both copper-twisted-pair and fiber-to-the-curb networks. In the fourth quarter of 1996, NLC entered into an agreement with NYNEX Corporation, now a part of Bell Atlantic Corporation, pursuant to which NLC would deploy approximately one million lines of transport electronics in the greater Boston and New York City areas to carry voice, video and data services. Bell Atlantic Corporation also has options to extend its deployment of the NLevel(3)-Registered Trademark-system to up to five million lines. In the third quarter of 1997, NLC entered into an agreement with U S WEST Communications to develop a product to support 450,000 lines of telephone, data and video service and to build an infrastructure for one million households over five years. Commencing in January 1998, the business of NLC has been operated through the Partnership (see Note 18 to the consolidated financial statements). Since a significant amount of research and development efforts will be required by the Partnership, there can be no assurance that the Company will be able to recover its investment in NLC.

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

FOREIGN EXCHANGE AND MARKET RISK

    A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. In addition, as mentioned above, the Company's sales of its equipment into international markets have increased. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates (see Notes 3 and 15 to the consolidated financial statements). On a selective basis, the Company enters into contracts to limit the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. In addition, the Company's sales of its equipment into international markets have increased. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates (see Notes 3 and 15 to the consolidated financial statements contained in Item 8). On a selective basis, the Company enters into contracts to limit the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

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

2. BASIS OF PRESENTATION

    The consolidated financial statements include an allocation of certain assets, liabilities and general corporate expenses from the Distributing Company for the periods prior to the Distributions. In the opinion of management, general corporate administrative expenses have been allocated to the Company on a reasonable and consistent basis by management of the Distributing Company using estimates of the relative efforts provided to the Company by the Distributing Company. However, it is not practicable to determine the actual costs that would have been incurred if the Company operated on a stand-alone basis; accordingly, such allocations may not necessarily be indicative of the level of expenses which would have been incurred had the Company been operating as a separate stand-alone entity during the periods prior to the Distributions.

    Prior to the Distributions, the Company participated in the Distributing Company's cash management program, and the accompanying consolidated financial statements include an allocation of net interest expense from the Distributing Company. To the extent the Company generated positive cash, such

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

2. BASIS OF PRESENTATION (CONTINUED)
amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. The net effect of these transactions is reflected in stockholders' equity. Net interest expense has been allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate, stand-alone entity. Subsequent to the Distributions, the Company is responsible for all cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

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

    REVENUE RECOGNITION. The Company recognizes revenue when products are shipped and services are performed. Revenues generated by services performed and the costs of those services are not material.

    PRODUCT WARRANTY. The Company warrants its products against defects and accrues estimated warranty expense at the time of sale. Actual warranty costs incurred are charged against the accrual when paid.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

    INVESTMENTS. Equity securities held by the Company are classified as "available-for-sale" securities and reported at fair value. Any unrealized holding gains and losses, net of taxes, are excluded from operating results and are recognized as a separate component of stockholders' equity until realized. Fair value of the securities is determined based on market prices and gains and losses are determined using the securities' cost. The Company held no debt securities during any period presented.

    Proceeds and the related gains from the sales of available-for-sale securities during 1997 were $11 million. There were no sales of such securities during 1996 or 1995. At December 31, 1997, short-term investments had a fair value of $30 million, a cost basis of zero and gross unrealized gains of $30 million.

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

    LONG-LIVED ASSETS. Whenever events indicate that the carrying values of long-lived assets or identifiable intangibles, and the goodwill related to those assets, may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the difference between the fair value and carrying value of such asset. Management believes that, as of December 31, 1997, the carrying values of such assets are appropriate. During 1996 and 1997 the Company recorded significant impairment losses (see Notes 5 and 17).

    FOREIGN CURRENCY TRANSLATION. The Company has determined the U.S. dollar to be the functional currency of all foreign operations. Accordingly, gains and losses recognized as a result of translating foreign operations' monetary assets and liabilities from local currencies to U.S. dollars are reflected in the accompanying consolidated statements of operations. For periods prior to the Distributions, the Company had been considered in the Distributing Company's overall risk management strategy to reduce its exposure to adverse movements in foreign exchange rates. To hedge foreign currency exposure on monetary assets and liabilities the Distributing Company, on behalf of the Company, and subsequent to the

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Distributions, the Company entered into foreign currency forward exchange contracts on a month-to-month basis.

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

    NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED.

    OTHER COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or as a separate statement. In addition, it requires the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company will adopt SFAS No. 130 in the first quarter of 1998. However, since this statement only requires additional disclosures, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

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

5. RESTRUCTURINGS

    In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by approximately 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility which reduced headcount by 1,100. This facility manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals. The products previously manufactured in this facility will be manufactured by subcontractors in the U.S. and will continue to be sold by the Company and as such, the Company does not expect reduced revenues as a result of the closure of this facility. The Company also announced it would move its corporate headquarters from Chicago, Illinois to Horsham, Pennsylvania during the first quarter of 1998.

    As a result of the above actions, the Company recorded a pre-tax charge of $36 million, during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

5. RESTRUCTURINGS (CONTINUED)
fixed assets as a result of the Company's decision to close these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Through December 31, 1997, the Company has made severance payments of $5 million to approximately 800 employees, and the remaining severance and other employee separation costs will be paid in 1998. Costs associated with the closure of facilities ("Facility Costs") include vacated long-term leases which are payable through the end of the lease terms which extend through year 2008. The fixed assets are expected to be disposed of by the end of 1998 and none are being utilized in the Company's operations. The Company expects to incur an additional $20 to $35 million of restructuring and other after-tax charges in the first quarter of 1998 related to additional severance, relocation and other employee separation costs and move-related costs associated with the closure of various facilities. All relocation and move related costs will be expensed as incurred since they did not meet the criteria for accrual at December 31, 1997.

    In connection with the Distributions (see Note 1), the Company recorded a charge during 1997 of $18 million to cost of sales for employee costs, which included a curtailment and settlement loss of $4 million (see Note 13), related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. The Company expects to fully pay these costs prior to the end of the second quarter of 1998. Further, the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions. The $21 million and $18 million of restructuring charges described above, which were recorded to cost of sales during 1997, relate to the Puerto Rico and Taiwan manufacturing facilities. The costs of these facilities have historically been included in cost of sales; therefore, the restructuring charges related to these facilities have also been recorded in cost of sales.

    In December 1996, the Distributing Company committed to certain restructuring actions not related to the Distributions. These actions resulted in a charge of $8 million to SG&A expense for the write-down of various assets to fair value. This charge consists principally of a $3 million write-down of a facility that the Company decided to vacate and a $4 million write-off of previously capitalized amounts related to a data processing systems project which the Company abandoned in 1996.

    The following tabular reconciliation summarizes the restructuring activity discussed above:

                                                              1996                                       1997
                                                    ------------------------    BALANCE AT     ------------------------
                                                                   AMOUNTS     DECEMBER 31,                   AMOUNTS
                                                     ADDITIONS    UTILIZED         1996         ADDITIONS    UTILIZED
                                                    -----------  -----------  ---------------  -----------  -----------
                                                                               (IN MILLIONS)
Property, Plant & Equipment(1)....................   $     4.2    $    (3.3)     $     0.9      $    10.4    $    (3.5)
Facility Costs....................................         3.0       --                3.0           11.2         (3.7)
Severance.........................................         0.4         (0.4)        --               32.7        (12.8)
Professional Fees.................................      --           --             --                6.0         (6.0)
                                                           ---        -----            ---          -----   -----------
Total.............................................   $     7.6    $    (3.7)     $     3.9      $    60.3    $   (26.0)
                                                           ---        -----            ---          -----   -----------
                                                           ---        -----            ---          -----   -----------


                                                      BALANCE AT
                                                     DECEMBER 31,
                                                         1997
                                                    ---------------

Property, Plant & Equipment(1)....................     $     7.8
Facility Costs....................................          10.5
Severance.........................................          19.9
Professional Fees.................................        --
                                                           -----
Total.............................................     $    38.2
                                                           -----
                                                           -----

------------------------

(1) The amount provided represents a direct reduction to the property, plant and equipment balance to reflect the identified impaired assets at their fair value. The amounts utilized reflect the disposition of such identified impaired assets.

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

    In September 1995, the Distributing Company, on behalf of the Company, acquired all of the remaining outstanding shares of Next Level Communications ("NLC"), including shares issued upon conversion of all of NLC's outstanding options and warrants. The total purchase price of $91 million consisted of 2.2 million common shares of the Distributing Company valued at $75 million, Distributing Company stock options valued at $10 million and cash of $6 million. NLC is involved with the development of a next-generation broadband access system, NLevel(3)-Registered Trademark-, utilizing switched-digital video technology. NLevel(3)-Registered Trademark- is designed to provide delivery of video, voice and Internet/data services over both copper-twisted-pair and fiber-to-the-curb networks. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price of $91 million, plus the $2 million of costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $90 million of the total purchase price represented the value, net of deferred income taxes, of NLC's in-process technology, which was determined by an independent appraiser based upon the present value of the future projected earnings from the technology over its estimated useful life. Since technological feasibility had not yet been achieved and there was no alternative future use for the technology being developed, the amounts allocated to the in-process technology were expensed concurrent with the purchase. The NLC business has expended approximately $50 million in research and development costs from the date of the 1995 acquisition through December 31, 1997. The Company expects NLC to incur an additional $70 to $75 million in research and development expenses over the next two years to develop this technology for commercial deployment. The net-of-tax charge of $90 million included $140 million associated with this technology charged to operating income, offset by a non-cash tax benefit of $50 million. See also Note 18.

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

10. INCOME TAXES (CONTINUED)
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

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

10. INCOME TAXES (CONTINUED)
    Deferred income taxes as recorded in the accompanying consolidated balance sheets are comprised of the following:

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

11. LONG-TERM DEBT

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

11. LONG-TERM DEBT (CONTINUED)
Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which will vary based on certain performance criteria (between 15.5 and 43.75 additional basis points). The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee of between 7 and 18.75 basis points on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA (excluding $86 million of charges incurred in 1997) in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA (excluding $86 million of charges incurred in 1997) of less than 3 to 1. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate, and as of December 31, 1997, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At December 31, 1997, the Company had not borrowed under the Credit Agreement and had available credit of $513 million. Interest paid during the period subsequent to the Distributions was $5 million.

12. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, manufacturing and warehouse facilities and transportation and other equipment under operating leases, which expire at various dates through the year 2009. Rent expense was $16, $15 and $11 million in 1997, 1996 and 1995, respectively. The Company has three seven-year operating lease agreements for its domestic administrative facilities, and the total cost of the facilities covered by these agreements approximates $140 million. These leases provide for a substantial residual value guarantee (approximately 83% of the total cost) which is due upon termination of the lease and include purchase and renewal options. The Company can exercise its purchase option or the facilities can be sold to a third party. Upon termination of the leases, the Company expects the fair market value of the leased facilities to substantially reduce or eliminate the payment under the residual value guarantees. The table of future minimum operating lease payments below excludes any payments related to these guarantees.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments required under operating leases as of December 31, 1997 were as follows:

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

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distributions, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT 2200 and DigiCipher-Registered Trademark- products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distributions, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorney's fees and costs. The court had granted the defendants' motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action. The Company intends to vigorously contest these actions.

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

13. EMPLOYEE BENEFIT PLANS

    PENSION PLANS. Prior to the Distributions, the Company participated in the Distributing Company's domestic and foreign pension plans, and the Company's consolidated financial statements reflect the costs experienced for its employees and retirees while included in the Distributing Company's plans. The Company, CommScope and General Semiconductor entered into an Employee Benefits Allocation Agreement, which provided that, effective as of the Distributions, the Company assumed responsibility for liabilities of the Distributing Company under the Distributing Company's employee benefit plans with

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
respect to individuals who are employees or retirees of the Company. In connection with dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, a curtailment and settlement loss of $4 million was recorded by the Company.

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

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company's share of the Distributing Company's consolidated actuarial present value of vested benefits, accumulated benefits and the projected benefit obligation was $27, $39 and $62 million, respectively, as of December 31, 1996. The accrued pension obligation recorded in the accompanying consolidated balance sheet at December 31, 1996 was $14 million.

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

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The status of the Plan and the related amounts as recorded in the accompanying consolidated balance sheet at December 31, 1997 are as follows:

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

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. STOCKHOLDERS' EQUITY (CONTINUED)
The following table summarizes stock option activity relating to the Company's stock option plan subsequent to the Distributions.

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

    The incremental fair value of the Company's options was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected holding period of 4 years; a risk-free interest rate of 6.08%; an expected volatility of 35%; and an expected dividend yield of 0%. The

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. STOCKHOLDERS' EQUITY (CONTINUED)
weighted-average per share fair value of the options granted during 1997 was estimated at $6.20. The pro forma effect on net loss and loss per share for 1997 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1995.

    WARRANTS. In December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to nine of the leading North American cable television multiple system operators ("MSOs") over the next three to five years. In connection with these legally binding supply agreements, the Company issued warrants to purchase approximately 29 million shares of the Company's Common Stock. Warrants aggregating 7.2, 7.3 and 14.2 million issued to the MSOs will vest and become exercisable on December 31, 1998, 1999, and 2000, respectively, provided that in each of those years each such MSO fulfills its obligation to purchase a threshold number of digital terminals from the Company. Each warrant is exercisable for one share of Common Stock for a period of 18 months after it vests at an exercise price of $14.25 for each share of Common Stock. If, in any year, the Company fails to deliver the threshold number of digital terminals for such year, through no fault of the MSO, the total number of such MSOs warrants will vest for that year. If, in any year, an MSO fails to purchase the threshold number of terminals for such year, through no fault of the Company, no warrants for such year will vest, and the MSO shall be subject to legal proceedings and damages relating to such failure. The Company believes that the magnitude of such damages would be substantial. The Company believes it is probable that the MSOs will perform under the terms of the supply agreement because there is a sufficiently large disincentive for non-performance, accordingly, it believes a performance commitment has been met and the fair value of the warrants was determined as of the date of the supply agreement. The weighted-average per share fair value of the warrants granted during 1997 approximated $3.50 using the Black-Scholes pricing model with assumptions consistent with those discussed above, except for the expected holding periods for the warrants, which range from 2.5 to 4.5 years. The value of the warrants for each MSO will be expensed to cost of sales based upon actual units shipped to the MSO in a year in relation to the total threshold number of units required to be purchased by the MSO in such year.

    On a quarterly basis, management assesses the Company's ability to deliver the threshold number of units and to the extent it believes the Company will not be able to deliver the committed number of units, a charge reflecting the fair value of warrants for the undeliverable units for that year would be recorded.

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

    The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than an existing 15% stockholder or pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding Common Stock, or (ii) 10 business days following a person's or group's

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. STOCKHOLDERS' EQUITY (CONTINUED)
commencement of, or announcement of, an intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. Each right will entitle the holder to purchase Common Stock of the Company having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase common stock of the surviving company having a market value (immediately prior to such acquisition) of twice the exercise price of the right. The Company may redeem the rights for $0.01 each at any time prior to such acquisition. The rights will expire on June 10, 2007, unless earlier redeemed.

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

    The Company enters into forward exchange contracts on a month-to-month basis to reduce foreign currency exposure with regard to certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These contracts generally do not subject the Company's results of operations to risk of exchange rate movements because gains and losses on these contracts generally offset, in the same period, gains and losses on the monetary assets and liabilities covered by the forward exchange contracts.

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

15. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS (CONTINUED)

    On a selective basis, the Company (and the Distributing Company, on behalf of the Company, prior to the Distributions) enters into forward exchange and purchased option contracts to hedge the currency exposure of contractual and other firm commitments denominated in foreign currencies. The Company may also use forward exchange and purchased option contracts designed to limit the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The purpose of these activities is to protect the Company from the risk that the eventual net cash flows in U.S. dollars from foreign receivables and payables will be adversely affected by changes in exchange rates. Gains and losses on hedges related to contractual and other firm commitments are deferred and recognized in the Company's results of operations in the same period as the gain or loss from the underlying transactions. Gains and losses on forward exchange contracts used to limit the exposure of anticipated, but not yet committed, transactions are recognized in the Company's results of operations as changes in exchange rates for the applicable foreign currencies occur. Historically, foreign exchange contracts with respect to contractual and other firm commitments and anticipated, but not yet committed, transactions have been short-term in nature. In addition, purchased options have had no intrinsic value at the time of purchase.

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

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

16. GEOGRAPHIC INFORMATION (CONTINUED)
    Operating income (loss) represents net revenue less operating expenses, which excludes interest and income taxes. Identifiable assets are those used in the operations of each geographic area.

                                                                             U.S. (a)     FOREIGN   ELIMINATIONS     COMBINED
                                                                            -----------   --------  ------------   -------------
Year Ended December 31, 1997
  Net sales (b)...........................................................  $ 1,555,319   $208,769   $  --         $   1,764,088
  Intercompany transfers (c)..............................................      197,622    148,873    (346,495)         --
    Net revenues..........................................................    1,752,941    357,642    (346,495)        1,764,088
  Operating income........................................................       23,123(d)    2,154     --                25,277(d)
  Corporate expenses......................................................      --           --         --               (35,472)(e)
  Identifiable assets.....................................................    1,375,809    137,380      --             1,513,189
  Corporate assets........................................................      --           --         --               162,164

Year Ended December 31, 1996
  Net sales (b)...........................................................    1,579,917    175,668      --             1,755,585
  Intercompany transfers (c)..............................................      140,123    177,060    (317,183)         --
    Net revenues..........................................................    1,720,040    352,728    (317,183)        1,755,585
  Operating income (loss).................................................     (119,109)(f)   14,514     --             (104,595)(f)
  Corporate expenses......................................................      --           --         --               (17,416)
  Identifiable assets.....................................................    1,462,886    150,947      --             1,613,833
  Corporate assets........................................................      --           --         --                15,903

Year Ended December 31, 1995
  Net sales (b)...........................................................    1,400,678    131,917      --             1,532,595
  Intercompany transfers (c)..............................................      118,445    110,314    (228,759)         --
    Net revenues..........................................................    1,519,123    242,231    (228,759)        1,532,595
  Operating income........................................................       27,042(g)   15,218     --                42,260(g)
  Corporate expenses......................................................      --           --         --               (19,998)
  Identifiable assets.....................................................    1,239,976    105,977      --             1,345,953
  Corporate assets........................................................      --           --         --                 8,385

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

(d) Includes charges of $107 million reflecting $45 million of restructuring charges (see Note 5) and $62 million of charges primarily related to the closure of various facilities, the write-down of inventory to its lower of cost or market and the write-down of fixed assets to their estimated fair values (see Note 17).

(e) Includes $15 million of restructuring charges. Approximately $4 million of such charges were recorded in the quarter ended June 30, 1997 in connection with the Distributions. These charges represented

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

16. GEOGRAPHIC INFORMATION (CONTINUED)
    legal and professional fees and are included in the $6 million charge to SG&A expense discussed in Note 5. Approximately $11 million of these charges were recorded in conjunction with the fourth quarter restructuring and are included in the $14 million charged to SG&A expense as discussed in Note 5. Such charges primarily include severance and facility closure costs related to the Company's Chicago corporate office. Such charges are related to corporate and are not attributable to any operating unit.

(f) Includes charges of $226 million reflecting $8 million of restructuring charges (see Note 5), $141 million of NLC Litigation costs (see Note 12), $57 million of charges primarily related to the transition to the Company's next-generation digital products (see Note 17), and $20 million of other charges related to the write-down of inventory to its lower of cost or market and an accrual for a litigation matter (see Note 17).

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

(d) Includes pretax charges of $86 million reflecting $36 million ($24 million net-of-tax) of restructuring charges (see Note 5) and $61 million ($44 net-of-tax) of other charges offset by $11 million ($7 million net of tax) of other income, described below. Of these charges, $66 million were recorded as cost of sales, $22 million were recorded as SG&A expense and $9 million were recorded as research and development expense.

    In the fourth quarter of 1997, in conjunction with the assessment of the satellite business, management concluded that future sales of certain Satellite products would not be sufficient to

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) recover the carrying value of related inventory. Accordingly, the Company recorded a charge to write-down inventory to its lower of cost or market. Concurrent with this inventory write-down, management reviewed the fixed assets and equipment related to the production and testing associated with these products and concluded that their carrying values would no longer be recoverable since such assets would no longer be utilized and, accordingly, the Company wrote down such assets to their estimated scrap value, which management believes approximated fair value. These fixed assets were not being utilized as of December 31, 1997. A portion of these fixed assets have been disposed of and the Company expects that the remaining assets will be disposed of by the end of 1998. The $61 million of other charges were partially offset by $11 million of other income related to investment gains and income associated with the reversal of accrued interest related to the final NLC Litigation settlement on the date the court issued its final ruling. See Note 5 for a reconciliation of restructuring activity during 1997. Below is a tabular reconciliation of the other charges described above:

                                                                                 PROPERTY,      PROFESSIONAL
                                                                                  PLANT &         FEES AND
                                                               INVENTORY(1)    EQUIPMENT(1)      OTHER COSTS
                                                               -------------  ---------------  ---------------
                                                                                (IN MILLIONS)
Other charges................................................    $    42.6       $    10.0        $     7.7
Amounts Utilized.............................................         (1.2)           (1.6)            (4.7)
                                                                     -----           -----              ---
Balance, December 31, 1997...................................    $    41.4       $     8.4        $     3.0
                                                                     -----           -----              ---

------------------------------

    (1) These charges represent a direct reduction to the inventory and property, plant and equipment balances to reflect these assets at the lower of cost or market and fair values, respectively. The amounts utilized reflect the disposition of such identified assets.

(e) Includes pre-tax charges of $85 million reflecting $8 million ($5 million net-of-tax) of restructuring charges (see Note 5), $57 million ($35 million net-of-tax) of charges related to the Company's transition to next-generation digital products and $20 million ($13 million net-of-tax) of other charges related to the write-down, to the lower of cost or market, of inventory products the Company decided to discontinue and the settlement of a litigation matter. Sales of the product the Company decided to discontinue were not material. Of these charges, $71 million were recorded as cost of sales and related to the write-down of inventories to their estimated lower of cost or market and the accrual of contractual upgrade and product warranty liabilities in connection with the transition to the Company's next-generation digital products. The remaining $14 million of charges were recorded as SG&A expense and related to the restructuring charges, the write-down of fixed assets to their estimated fair values and the settlement of a litigation matter. The following is a description of the $57 million of charges related to the Company's transition to next-generation digital products:

       In the fourth quarter of 1996, the Company recorded a $47.9 million write-down of digital product inventory to its lower of cost or market as it became evident that the expected sales price, less costs to complete, would not be sufficient to recover the carrying value of the inventory.

       The initial sales of digital products occurred during the fourth quarter of 1996. At the time of the sale, the Company accrued a warranty liability in accordance with its accounting policy in Note 3. However, during the fourth quarter of 1996, subsequent to the initial sale, the Company was

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) required to rework the product to correct an unanticipated system issue. This rework resulted in an additional $1.6 million of warranty expense and was incurred prior to December 31, 1996.

       In addition, the Company recorded an additional $3.8 million warranty liability as it became evident in the fourth quarter of 1996 that the failure rates on certain satellite products would exceed the rates previously anticipated. At the time of the sale of this product, the Company accrued a warranty liability in accordance with its accounting policy in Note 3.

       Also, in December 1996, the Company contractually agreed to provide an upgrade at no charge related to its transition from the analog platform to digital products. The $3.4 million cost of this upgrade was accrued on the date the Company became contractually obligated to perform such upgrade.

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

18. THE PARTNERSHIP

    In January 1998, the Company transferred at historical cost the net assets, the underlying NLC technology, and the management and workforce of NLC to a newly formed limited partnership (the "Partnership") in exchange for approximately an 89% limited partnership interest (subject to additional dilution). Such transaction was accounted for at historical cost. The operating general partner, which was formed by Spencer Trask & Co., an unrelated third party, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. The Company does not have the option to acquire the operating general partner's interest in the Partnership.

    Pursuant to the Partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company. The Company, as the limited partner, will have certain protective rights, including the right to approve an alteration of the legal structure of the Partnership, the sale of the Partnership's principal assets, the sale of the Partnership and a change in the limited partner's financial interests in the Partnership. The Company cannot remove the general partner, except for cause; however, it has the right to approve a change in the general partner. Since the operating general partner controls the day-to-day operations of the Partnership and has the ability to make decisions typical of a controlling party, including the execution of agreements on all material matters affecting the Partnership's business, the Partnership's operating results will not be consolidated with the operating results of the Company going forward.

    The technology transferred to the Partnership related to in-process research and development, which was originally purchased by the Company in connection with the acquisition of NLC in September 1995 (see Note 6), for the design and marketing of a highly innovative next-generation telecommunication

                         GENERAL INSTRUMENT CORPORATION

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

18. THE PARTNERSHIP (CONTINUED)
broadband access system for the delivery of telephony, video and data from a telephone company central office to the home. The in-process technology, at the date of the 1995 acquisition and at the date of the transfer to the Partnership, had not reached technological feasibility and had no alternative future use. The Company does not expect widespread commercial deployment of this technology until the latter part of 1999 or early in 2000, however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment.

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

    On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION V. NEXT LEVEL COMMUNICATIONS, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. The plaintiffs allege that the defendants have misappropriated trade secrets relating to a switched digital video product, and that the defendants have conspired to misappropriate the trade secrets. The plaintiffs seek monetary and exemplary damages in an unspecified amount and attorney fees. The Company believes this litigation is duplicative of prior litigation and intends to vigorously contest this action.

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

       3.  LIST OF EXHIBITS. See Index of Exhibits included on page 55.

    (b) Reports on Form 8-K:

        A Form 8-K dated as of December 17, 1997 was filed pursuant to Item 5 (Other Events).

        A Form 8-K dated as of October 16, 1997 was filed pursuant to Item 5 (Other Events).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's 1997 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL INSTRUMENT CORPORATION

Date: February 11, 1999         By:             /s/ MARC E. ROTHMAN
                                     ------------------------------------------
                                                  Marc E. Rothman
                                           VICE PRESIDENT AND CONTROLLER

                               INDEX TO EXHIBITS

EXHIBIT                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------

2.1*          Agreement of Merger, dated as of July 25, 1997, between the Company and NextLevel Systems of
              Delaware, Inc.

3.1++         Certificate of Ownership and Merger, effective February 2, 1998 (amending Amended and Restated
              Certificate of Incorporation of the Company).

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

4.3++         Form of Warrant Issuance Agreement.

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

10.9*+        The Company's 1997 Long-Term Incentive Plan.

10.10***+     Form of Severance Protection Agreement between the Company and certain executive officers.

10.11+++      The Company's Annual Incentive Plan.

EXHIBIT                                                   DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
10.12+++      The Company's Deferred Compensation Plan.

10.13+++      The Company's Supplemental Executive Retirement Plan.

21++          Subsidiaries of the Company.

23            Consent of Deloitte & Touche LLP.

27++          Financial Data Schedule.

99++          Forward-Looking Information.

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

++ Previously filed.