Form 10-Q/A
period 1998-03-31
GENERAL INSTRUMENT CORP
filed 1999-02-12
CIK 1035881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-Q/A ("Amendment No. 1") hereby amends, and replaces in their entirety, Items 1, 2, and 3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (the "Form 10-Q"), as set forth below. The Company has not restated its financial statements. The information contained herein has not been updated or revised to reflect changes in the Company's business, or events occurring after May 15, 1998, the date on which the Form 10-Q was originally filed.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                       (UNAUDITED)
                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Cash and cash equivalents............................................................  $     26,712   $   35,225
Short-term investments...............................................................        18,259       30,346
Accounts receivable, less allowance for doubtful accounts of $2,822 and $3,566,
  respectively.......................................................................       371,683      343,625
Inventories..........................................................................       253,795      288,078
Deferred income taxes................................................................       116,800      105,582
Other current assets.................................................................        18,507       21,862
                                                                                       ------------  ------------
  Total current assets...............................................................       805,756      824,718
Property, plant and equipment, net...................................................       220,316      236,821
Intangibles, less accumulated amortization of $88,838 and $86,333, respectively......        78,879       82,546
Excess of cost over fair value of net assets acquired, less accumulated amortization
  of $111,357 and $108,123, respectively.............................................       460,979      471,186
Deferred income taxes................................................................        37,901        5,634
Investments and other assets.........................................................        87,895       54,448
                                                                                       ------------  ------------
      TOTAL ASSETS...................................................................  $  1,691,726   $1,675,353
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       (UNAUDITED)
                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Accounts payable.....................................................................  $    213,254   $  200,817
Other accrued liabilities............................................................       179,138      188,250
                                                                                       ------------  ------------
    Total current liabilities........................................................       392,392      389,067
Deferred income taxes................................................................         5,745        5,745
Long-term debt.......................................................................        40,000       --
Other non-current liabilities........................................................        64,967       65,730
                                                                                       ------------  ------------
    Total liabilities................................................................       503,104      460,542
                                                                                       ------------  ------------
Commitments and contingencies (See Note 5)
Stockholders' Equity:
  Preferred Stock, $.01 par value; 20,000,000 shares authorized; no shares issued....       --            --
  Common Stock, $.01 par value; 400,000,000 shares authorized; 150,628,270 shares and
    148,358,188 shares issued at March 31, 1998 and December 31, 1997,
    respectively.....................................................................         1,506        1,484
Additional paid-in capital...........................................................     1,254,619    1,213,566
Accumulated deficit..................................................................       (79,127)     (19,236)
Accumulated other comprehensive income, net of taxes of $6,633 and $11,347,
  respectively.......................................................................        11,626       18,999
                                                                                       ------------  ------------
                                                                                          1,188,624    1,214,813
Less--Treasury Stock, at cost, 4,309 shares of Common Stock..........................            (2)          (2)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................     1,188,622    1,214,811
                                                                                       ------------  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $  1,691,726   $1,675,353
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         ----------------------
                                                                                            1998        1997
                                                                                         ----------  ----------
NET SALES..............................................................................  $  416,920  $  408,028
Cost of sales..........................................................................     323,932     294,514
                                                                                         ----------  ----------
GROSS PROFIT...........................................................................      92,988     113,514
                                                                                         ----------  ----------
OPERATING EXPENSES:
  Selling, general and administrative..................................................      55,885      42,754
  Research and development.............................................................     115,903      51,045
  Amortization of excess of cost over fair value of net assets acquired................       3,562       3,558
                                                                                         ----------  ----------
    Total operating expenses...........................................................     175,350      97,357
                                                                                         ----------  ----------
OPERATING INCOME (LOSS)................................................................     (82,362)     16,157
Other expense--net (including equity interest in Partnership losses of $11,290 for the
  three months ended March 31, 1998)...................................................      (9,008)       (529)
Interest expense--net..................................................................        (979)     (7,091)
                                                                                         ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES......................................................     (92,349)      8,537
Benefit (Provision) for income taxes...................................................      32,458      (3,577)
                                                                                         ----------  ----------
NET INCOME (LOSS)......................................................................  $  (59,891) $    4,960
                                                                                         ----------  ----------
                                                                                         ----------  ----------
PRO FORMA EARNINGS PER SHARE--BASIC AND DILUTED........................................              $     0.03
                                                                                                     ----------
                                                                                                     ----------
LOSS PER SHARE--BASIC AND DILUTED......................................................  $    (0.40)
                                                                                         ----------
                                                                                         ----------
PRO FORMA WEIGHTED-AVERAGE SHARES OUTSTANDING..........................................                 148,700
WEIGHTED-AVERAGE SHARES OUTSTANDING....................................................     149,666

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (UNAUDITED--IN THOUSANDS)

                                                                                       ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                     OTHER         COMMON        TOTAL
                                    --------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE    STOCK IN    STOCKHOLDERS'
                                     SHARES     AMOUNT      CAPITAL       DEFICIT         INCOME       TREASURY       EQUITY
                                    ---------  ---------  ------------  ------------  --------------  -----------  ------------
BALANCE, DECEMBER 31, 1997........    148,358  $   1,484  $  1,213,566   $  (19,236)    $   18,999     $      (2)   $1,214,811
Net loss..........................                                          (59,891)                                   (59,891)
Exercise of stock options and
  related tax benefit.............      2,270         22        37,916                                                  37,938
Warrant costs related to customer
  purchases.......................                               3,137                                                   3,137
Net change in investments.........                                                          (7,373)                     (7,373)
                                    ---------  ---------  ------------  ------------       -------    -----------  ------------
BALANCE, MARCH 31, 1998...........    150,628  $   1,506  $  1,254,619   $  (79,127)    $   11,626     $      (2)   $1,188,622
                                    ---------  ---------  ------------  ------------       -------    -----------  ------------
                                    ---------  ---------  ------------  ------------       -------    -----------  ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED--IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         ----------------------
                                                                                            1998        1997
                                                                                         ----------  ----------
OPERATING ACTIVITIES:
Net income (loss)......................................................................  $  (59,891) $    4,960
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization........................................................      18,266      23,048
  Warrant costs related to customer purchases..........................................       3,137          --
  Gain on sale of short-term investment................................................      (3,025)         --
  Losses from asset sales and write-downs, net.........................................       4,328          --
  Loss from equity investment..........................................................      11,290          --
  Changes in assets and liabilities:
    Accounts receivable................................................................     (36,915)     46,839
    Inventories........................................................................      20,369     (13,257)
    Prepaid expenses and other current assets..........................................      (2,013)     (3,189)
    Deferred income taxes..............................................................     (38,772)      1,503
    Non-current assets.................................................................       1,246          --
    Accounts payable and other accrued liabilities.....................................      16,290     (23,015)
    Other non-current liabilities......................................................        (764)      4,781
Other..................................................................................         (66)     (3,244)
                                                                                         ----------  ----------
Net cash provided by (used in) operating activities....................................     (66,520)     38,426
                                                                                         ----------  ----------
INVESTING ACTIVITIES:
Additions to property, plant and equipment.............................................     (17,825)    (17,169)
Investments in other assets............................................................      (1,995)    (17,374)
Proceeds from sale of short-term investment............................................       3,025          --
                                                                                         ----------  ----------
Net cash used in investing activities..................................................     (16,795)    (34,543)
                                                                                         ----------  ----------
FINANCING ACTIVITIES:
Transfers to Distributing Company......................................................          --      (3,883)
Proceeds from stock option exercises...................................................      34,802          --
Net borrowings under Credit Agreement..................................................      40,000          --
                                                                                         ----------  ----------
Net cash provided by (used in) financing activities....................................      74,802      (3,883)
                                                                                         ----------  ----------
Change in cash and cash equivalents....................................................      (8,513)         --
Cash and cash equivalents, beginning of period.........................................      35,225          --
                                                                                         ----------  ----------
Cash and cash equivalents, end of period...............................................  $   26,712  $       --
                                                                                         ----------  ----------
                                                                                         ----------  ----------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. COMPANY BACKGROUND

    General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, satellite and telephony markets. General Instrument is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators and is a leading provider of digital satellite systems for programmers, direct-to-home satellite network providers and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. ("the Partnership") (see Note 10), the Company provides telephone network solutions through the Partnership's NLeve13-Registered Trademark- Switched Digital Access system.

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

    The consolidated statements of operations for the three months ended March 31, 1997 include an allocation of general corporate expenses from the Distributing Company. In the opinion of management, general corporate administrative expenses have been allocated to the Company on a reasonable and

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

2. BASIS OF PRESENTATION (CONTINUED)
consistent basis by management of the Distributing Company using estimates of the relative efforts provided to the Company by the Distributing Company. However, it is not practicable to determine the actual costs that would have been incurred if the Company operated on a stand-alone basis; accordingly, such allocation may not necessarily be indicative of the level of expenses which would have been incurred had the Company been operating as a separate stand-alone entity during the periods prior to the Distributions.

    Prior to the Distributions, the Company participated in the Distributing Company's cash management program, and the accompanying consolidated statement of operations for the three months ended March 31, 1997 includes an allocation of net interest expense from the Distributing Company. To the extent the Company generated positive cash, such amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. Net interest expense has been allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate, stand-alone entity. Subsequent to the Distributions, the Company is responsible for all cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

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

    The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $1.8 million of selling, general and administrative costs for the three months ended March 31, 1997 to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

3. PRO FORMA FINANCIAL INFORMATION (CONTINUED) the Distributions are no longer allocable and are expected to be incurred by the Company in the future; and (ii) a net debt level of $100 million at the beginning of the year.

                                                                                               THREE MONTHS ENDED
                                                                                                 MARCH 31, 1997
                                                                                               -------------------
Net sales....................................................................................      $   408,028
Cost of sales................................................................................          294,514
                                                                                                      --------
Gross profit.................................................................................          113,514
                                                                                                      --------
Operating expenses:
  Selling, general and administrative........................................................           44,554
  Research and development...................................................................           51,045
  Amortization of excess of cost over fair value of net assets acquired......................            3,558
                                                                                                      --------
    Total operating expenses.................................................................           99,157
                                                                                                      --------
Operating income.............................................................................           14,357
Other expense--net...........................................................................             (529)
Interest expense--net........................................................................           (1,899)
                                                                                                      --------
Income before income taxes...................................................................           11,929
Provision for income taxes...................................................................           (4,866)
                                                                                                      --------
Net income...................................................................................      $     7,063
                                                                                                      --------
                                                                                                      --------
Earnings per share--basic and diluted........................................................      $      0.05
                                                                                                      --------
                                                                                                      --------
Weighted-average shares outstanding..........................................................          148,700

4. INVENTORIES

    Inventories consist of:

                                                            MARCH 31, 1998  DECEMBER 31, 1997
                                                            --------------  -----------------
Raw materials.............................................    $   98,230       $   111,148
Work in process...........................................        23,112            19,676
Finished goods............................................       132,453           157,254
                                                            --------------        --------
Total inventories.........................................    $  253,795       $   288,078
                                                            --------------        --------
                                                            --------------        --------

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

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    An action entitled BroadBand Technologies, Inc. v. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleged that the Company infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and sought monetary damages and injunctive relief.

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

    On May 5, 1998, the action entitled BroadBand Technologies, Inc. v. General Instrument Corp. was dismissed with prejudice. In addition, on May 4, 1998, the action entitled Next Level Communications v. BroadBand Technologies, Inc., was dismissed with prejudice. These dismissals were entered pursuant to a settlement agreement under which, among other things, the Partnership has paid BroadBand Technologies $5 million and BroadBand Technologies and the Partnership have entered into a perpetual cross-license of patents applied for or issued currently or during the next five years. At the time of the formation of the Partnership (see Note 10), the Company, as limited partner, and Spencer Trask, as general partner, estimated that no liability existed with respect to the BBT litigation. Further, the Partnership indemnified the Company with respect to this litigation because such litigation was directly related and attributable to the technology transferred to the Partnership. As such, the Partnership recorded the $5 million charge with respect to this matter. The Company accounts for its interest in the Partnership under the equity method and, accordingly, its share of the Partnership's loss, including the aforementioned settlement costs, is reflected in "other expense--net" in the accompanying statement of operations for the three months ended March 31, 1998. The Company also has granted BroadBand Technologies a covenant not to sue on all Company patents applied for or issued currently or during the next five years.

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

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action. The Company intends to vigorously contest these actions.

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

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

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

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

8. RESTRUCTURINGS

    In connection with the Distributions (see Note 1), during the first quarter of 1997, the Company recorded a pre-tax charge to cost of sales of $3 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. These charges were fully paid as of June 30, 1997.

    In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company has not experienced reduced revenues as a result of the closure of this manufacturing facility since the products previously manufactured at this location are being manufactured by subcontractors in the U.S. and continue to be sold by the Company. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Substantially all of the fourth quarter severance and other employee separation costs have been paid. Costs associated with the closure of facilities ("Facility Costs") include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008. The fixed assets are expected to be disposed of by the end of 1998 and none are being utilized in the Company's operations.

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. Through March 31, 1998, the Company has made severance and other restructuring related payments of $5 million related to these first quarter 1998 charges. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998 and the fixed assets are expected to be disposed of by the end of 1998.

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

8. RESTRUCTURINGS (CONTINUED)
    The following tabular reconciliation summarizes the restructuring activity from January 1, 1997 through March 31, 1998:

                                            BALANCE AT                                BALANCE AT
                                            JANUARY 1,                   AMOUNTS     DECEMBER 31,                   AMOUNTS
                                               1997        ADDITIONS    UTILIZED         1997         ADDITIONS    UTILIZED
                                           -------------  -----------  -----------  ---------------  -----------  -----------
                                                                             (IN MILLIONS)
Property, Plant & Equipment(1)...........    $     0.9     $    10.4    $    (3.5)     $     7.8      $     4.6    $    (2.1)
Facility Costs...........................          3.0          11.2         (3.7)          10.5            3.3         (6.8)
Severance................................           --          32.7        (12.8)          19.9            7.6        (19.8)
Professional Fees........................           --           6.0         (6.0)            --             --           --
                                                   ---         -----   -----------         -----          -----   -----------
Total....................................    $     3.9     $    60.3    $   (26.0)     $    38.2      $    15.5    $   (28.7)

                                           BALANCE AT
                                            MARCH 31,
                                              1998
                                           -----------

Property, Plant & Equipment(1)...........   $    10.3
Facility Costs...........................         7.0
Severance................................         7.7
Professional Fees........................          --
                                                -----
Total....................................   $    25.0

------------------------------

(1) The amount provided represents a direct reduction to the property, plant and equipment balance to reflect the identified impaired assets at their fair value. The amounts utilized reflect the disposition of such identified impaired assets.

9. OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and, accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut-down expenses and legal fees. The above charges totalled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company. The balance of these reserves was $20 million at March 31, 1998 and relates primarily to inventory.

10. THE PARTNERSHIP

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

    Pursuant to the Partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

10. THE PARTNERSHIP (CONTINUED)
stand-alone company. The Company, as the limited partner, has certain protective rights, including the right to approve an alteration of the legal structure of the Partnership, the sale of the Partnership's principal assets, the sale of the Partnership and a change in the limited partner's financial interests in the Partnership. The Company cannot remove the general partner, except for cause, however, it has the right to approve a change in the general partner. Since the operating general partner controls the day-to-day operations of the Partnership and has the ability to make decisions typical of a controlling party, including the execution of agreements on all material matters affecting the Partnership's business, the Partnership's operating results will not be consolidated with the operating results of the Company subsequent to the January 1998 transfer.

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

    The following summarized financial information is provided for the Partnership for the three months ended March 31, 1998:

                                                                           THREE MONTHS ENDED
                                                                             MARCH 31, 1998
                                                                           -------------------
Net sales................................................................      $     2,739
Gross profit.............................................................           (1,116)
Loss before income taxes.................................................          (24,310)
Operating cash flow......................................................          (22,270)

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

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

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Net Income (loss)......................................................  $  (59,891) $   4,960
Other comprehensive income (loss)......................................      (4,348)    11,180
                                                                         ----------  ---------
Total comprehensive income (loss)......................................  $  (64,239) $  16,140
                                                                         ----------  ---------
                                                                         ----------  ---------

12. INVESTMENTS

    At March 31, 1998 and December 31, 1997, all of the Company's marketable equity securities were classified as "available-for-sale." Proceeds and the related realized gains from the sales of available-for-sale securities for the three months ended March 31, 1998 were $3 million. There were no such sales during the three months ended March 31, 1997. Realized gains were determined using the securities' cost. Short-term investments consisted of the following at March 31, 1998 and December 31, 1997.

                                                     MARCH 31, 1998                                DECEMBER 31, 1997
                                     ----------------------------------------------  ----------------------------------------------
                                                   GROSS        GROSS                              GROSS        GROSS
                                       FAIR     UNREALIZED   UNREALIZED     COST       FAIR     UNREALIZED   UNREALIZED     COST
                                       VALUE       GAINS       LOSSES       BASIS      VALUE       GAINS       LOSSES       BASIS
                                     ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Marketable Equity Securities         $  18,259   $  18,259    $      --   $      --  $  30,346   $  30,346    $      --   $      --

13. WARRANT COSTS

    In December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to nine of the leading North American cable television multiple system operators ("MSOs") over a three to five year period. In connection with these legally binding supply agreements, the Company issued warrants to purchase approximately 29 million shares of the Company's Common Stock. Warrants aggregating 7.2, 7.3 and 14.2 million issued to the MSOs will vest and become exercisable on December 31, 1998, 1999, and 2000, respectively, provided that in each of those years each such MSO fulfills its obligation to purchase a threshold number of digital terminals from the Company. Each warrant is exercisable for one share of Common Stock for a period of 18 months after it vests at an exercise price of $14.25 for each share of Common Stock. If, in any year, the Company fails to deliver the threshold number of digital terminals for such year, through no fault of the MSO, the total number of such MSOs warrants will vest for that year. If, in any year, an MSO fails to purchase the threshold number of terminals for such year, through no fault of the Company, no warrants for such year will vest, and the MSO shall be subject to legal proceedings and damages relating to such failure. The Company believes that the magnitude of such damages would be substantial. The weighted-average per share fair value of the warrants granted during 1997 approximated $3.50 using the Black-Scholes pricing

                         GENERAL INSTRUMENT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

13. WARRANT COSTS (CONTINUED)
model with the following weighted average assumptions: a risk-free interest rate of 6.08%; an expected volatility of 35%; an expected dividend yield of 0%; and expected holding periods ranging from 2.5 to 4.5 years. The value of the warrants is being expensed to cost of sales based upon actual units shipped to the MSOs in a year in relation to the total threshold number of units required to be purchased by the MSOs in such year. During the three months ended March 31, 1998, the Company recorded $3.1 million to cost of sales related to these warrants.

14. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    Segment Reporting--In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires the reporting of selected information about operating segments in interim financial statements. The Company is currently evaluating the disclosure requirements of this statement and will include the necessary disclosures in the year-end financial statements as required in the initial year of adoption.

    Pension and Other Postretirement Disclosures--In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106." This statement, which is effective for fiscal years beginning after December 15, 1997, requires revised disclosures about pension and other postretirement benefit plans. Since this statement only revises financial statement disclosures, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

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

GROSS PROFIT

    Gross profit was $93 million and $114 million for the three months ended March 31, 1998 and 1997, respectively. Gross profit was 22% and 28% of sales for the three months ended March 31, 1998 and 1997, respectively. Gross profit for the three months ended March 31, 1998 included $9 million of restructuring charges (see Note 8 and "Restructurings" below) and $18 million of other charges (see Note 9 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market.

    Gross profit for the three months ended March 31, 1997 was reduced by $3 million of charges in connection with the Distributions for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general & administrative ("SG&A") expense was $56 million and $43 million for the three months ended March 31, 1998 and 1997, respectively. SG&A expense increased as a percentage of sales to 13% for the three months ended March 31, 1998 from 10% for the three months ended March 31, 1997. SG&A spending for the three months ended March 31, 1998 was greater than the comparable 1997 period as a result of $6 million of restructuring charges (see Note 8 and "Restructurings" below) and $7 million of other charges (see Note 9 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs and costs associated with changing the Company's corporate name.

    Pro forma SG&A costs for the three months ended March 31, 1997 reflect an additional $2 million of corporate costs previously allocated to CommScope and General Semiconductor, as such costs are no longer allocable and are expected to be incurred by the Company in the future.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expense was $116 million and $51 million for the three months ended March 31, 1998 and 1997, respectively. R&D expense for the three months ended March 31, 1998 included a $75 million charge to fully reserve the Partnership Note (see Note 10). Proceeds of the Partnership Note are being utilized by the Partnership to fund research and development activities through 1999 to develop, for widespread commercial deployment, the next-generation telecommunications technology for the delivery of telephony, video, and data from the telephone company central office to the home. Such widespread deployment is not expected until the latter part of 1999 or early in 2000, however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment. R&D spending in 1998 is focused on new product opportunities, including advanced digital services, high-speed internet and data systems, and next generation transmission network systems. In addition, the Company is incurring R&D expense to develop analog and digital products for international markets, reduce costs and expand the features of its digital cable and satellite systems.

PURCHASED IN-PROCESS TECHNOLOGY

    In connection with the acquisition of NLC in September 1995, the Company recorded a pre-tax charge of $140 million for purchased in-process technology. Through December 31, 1997, the Company incurred approximately $50 million to develop this technology for commercial deployment. In January 1998, such technology was transferred to the Partnership (see Note 10).

OTHER EXPENSE--NET

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

INTEREST EXPENSE--NET

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

RESTRUCTURINGS

    In connection with the Distributions (see Note 1), during the three months ended March 31, 1997, the Company recorded pre-tax charges to cost of sales of $3 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. These charges were fully paid as of June 30, 1997. These charges have not had and are not expected to have a significant impact on the Company's results of operations and cash flows.

    In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company has not experienced reduced revenues as a result of the closure of this manufacturing facility since the products previously manufactured at this location are being manufactured by subcontractors in the U.S. and continue to be sold by the Company. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Substantially all of the fourth quarter severance and other employee separation costs have been paid. Costs associated with the closure of facilities include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008. The fixed assets are expected to be disposed of by the end of 1998 and none are being utilized in the Company's operations. These restructuring costs are expected to provide cost savings in certain satellite production processes; however, declining demand for certain satellite products will substantially offset the expected cost reductions.

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. Through March 31, 1998, the Company has made severance and other restructuring related payments of $5 million related to these first quarter 1998 charges. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998 and the fixed assets are expected to be disposed of by the end of 1998.

OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and, accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut-down expenses and legal fees. The above charges totalled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company. The balance of these reserves was $20 million at March 31, 1998 and relates primarily to inventory.

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

                                GENERAL INSTRUMENT CORPORATION

                                                /s/ MARC E. ROTHMAN
                                     -----------------------------------------
                                                  Marc E. Rothman
                                           VICE PRESIDENT AND CONTROLLER

Date February 11, 1999