Form 10-Q/A
period 1998-06-30
GENERAL INSTRUMENT CORP
filed 1999-02-12
CIK 1035881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Form 10-Q/A ("Amendment No. 1") hereby amends, and replaces in their entirety, Items 1, 2, and 3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the "Form 10-Q"), as set forth below. The Company has not restated its financial statements. The information contained herein has not been updated or revised to reflect changes in the Company's business, or events occurring after July 31, 1998, the date on which the Form 10-Q was originally filed.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
Cash and cash equivalents.............................................................   $  82,854    $   35,225
Short-term investments................................................................      25,659        30,346
Accounts receivable, less allowance for doubtful accounts of $3,120 and $3,566,
  respectively........................................................................     323,000       343,625
Inventories...........................................................................     261,031       288,078
Deferred income taxes.................................................................     121,494       105,582
Other current assets..................................................................      14,112        21,862
                                                                                        -----------  ------------
  Total current assets................................................................     828,150       824,718
Property, plant and equipment, net....................................................     226,918       236,821
Intangibles, less accumulated amortization of $91,547 and $86,333, respectively.......      76,171        82,546
Excess of cost over fair value of net assets acquired, less
  accumulated amortization of $114,919 and $108,123, respectively.....................     457,418       471,186
Deferred income taxes.................................................................      19,889         5,634
Investments and other assets..........................................................      84,723        54,448
                                                                                        -----------  ------------
TOTAL ASSETS..........................................................................   $1,693,269   $1,675,353
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
Accounts payable......................................................................   $ 203,780    $  200,817
Other accrued liabilities.............................................................     170,993       188,250
                                                                                        -----------  ------------
  Total current liabilities...........................................................     374,773       389,067
Deferred income taxes.................................................................       5,663         5,745
Other non-current liabilities.........................................................      62,525        65,730
                                                                                        -----------  ------------
  Total liabilities...................................................................     442,961       460,542
                                                                                        -----------  ------------
Commitments and contingencies (See Note 5)
Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares authorized; no shares issued.......      --            --
Common Stock, $.01 par value; 400,000,000 shares authorized; 151,686,994 and
  148,358,188 shares issued at June 30, 1998 and December 31, 1997, respectively......       1,517         1,484
Additional paid-in capital............................................................   1,282,428     1,213,566
Accumulated deficit...................................................................     (49,165)      (19,236)
Accumulated other comprehensive income, net of taxes of $9,129 and $11,347,
  respectively........................................................................      15,530        18,999
                                                                                        -----------  ------------
                                                                                         1,250,310     1,214,813
Less-Treasury Stock, at cost, 6,134 shares of Common Stock............................          (2)           (2)
                                                                                        -----------  ------------
Total stockholders' equity............................................................   1,250,308     1,214,811
                                                                                        -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................   $1,693,269   $1,675,353
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
NET SALES........................................................  $  488,505  $  450,403  $  905,425  $  858,431
Cost of sales....................................................     347,384     332,785     671,316     627,299
                                                                   ----------  ----------  ----------  ----------
GROSS PROFIT.....................................................     141,121     117,618     234,109     231,132
                                                                   ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Selling, general and administrative............................      45,883      51,890     101,768      94,644
  Research and development.......................................      42,266      49,630     158,169     100,675
  Amortization of excess of cost over fair value of net assets
    acquired.....................................................       3,562       3,560       7,123       7,118
                                                                   ----------  ----------  ----------  ----------
      Total operating expenses...................................      91,711     105,080     267,060     202,437
                                                                   ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)..........................................      49,410      12,538     (32,951)     28,695
Other expense--net (including equity interest in Partnership losses of $6,562 and $17,852 for the three and six months ended
  June 30, 1998).................................................        (796)     (1,324)     (9,804)     (1,853)
Interest expense--net............................................        (284)     (6,420)     (1,264)    (13,511)
                                                                   ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES................................      48,330       4,794     (44,019)     13,331
Benefit (provision) for income taxes.............................     (18,367)     (4,388)     14,090      (7,965)
                                                                   ----------  ----------  ----------  ----------
NET INCOME (LOSS)................................................  $   29,963  $      406  $  (29,929) $    5,366
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
EARNINGS (LOSS) PER SHARE--BASIC.................................  $     0.20              $    (0.20)
                                                                   ----------              ----------
                                                                   ----------              ----------
EARNINGS (LOSS) PER SHARE--DILUTED...............................  $     0.19              $    (0.20)
                                                                   ----------              ----------
                                                                   ----------              ----------
PRO FORMA EARNINGS PER SHARE--BASIC AND DILUTED..................              $   --                  $     0.04
                                                                               ----------              ----------
                                                                               ----------              ----------
WEIGHTED-AVERAGE SHARES OUTSTANDING-- BASIC......................     151,226                 150,450
WEIGHTED-AVERAGE SHARES OUTSTANDING-- DILUTED....................     160,863                 150,450
PRO FORMA WEIGHTED-AVERAGE SHARES OUTSTANDING....................                 148,700                 148,700

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED--IN THOUSANDS)

                                                                                      ACCUMULATED
                                       COMMON STOCK       ADDITIONAL                     OTHER         COMMON        TOTAL
                                   --------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE    STOCK-IN    STOCKHOLDERS'
                                    SHARES     AMOUNT      CAPITAL       DEFICIT         INCOME       TREASURY       EQUITY
                                   ---------  ---------  ------------  ------------  --------------  -----------  ------------
BALANCE, JANUARY 1, 1998.........    148,358  $   1,484  $  1,213,566   $  (19,236)    $   18,999     $      (2)   $1,214,811
Net loss.........................                                          (29,929)                                   (29,929)
Exercise of stock options and
  related tax benefit............      3,329         33        57,216                                                  57,249
Warrant costs related to customer
  purchases......................                              11,646                                                  11,646
Net change in investments........                                                          (3,469)                     (3,469)
                                                                                                             --
                                   ---------  ---------  ------------  ------------       -------                 ------------
BALANCE, JUNE 30, 1998...........    151,687  $   1,517  $  1,282,428   $  (49,165)    $   15,530     $      (2)   $1,250,308
                                                                                                             --
                                                                                                             --
                                   ---------  ---------  ------------  ------------       -------                 ------------
                                   ---------  ---------  ------------  ------------       -------                 ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED--IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
OPERATING ACTIVITIES:
Net income (loss).........................................................................  $  (29,929) $    5,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.........................................................      38,661      45,660
    Warrant costs related to customer purchases...........................................      11,646      --
    Gain on sale of short-term investment.................................................      (4,529)     --
    Losses from asset sales and write-downs, net..........................................       6,714      --
    Loss from equity investments..........................................................      17,852      --
    Changes in assets and liabilities:
      Accounts receivable.................................................................      13,103      49,560
      Inventories.........................................................................      13,133     (18,800)
      Prepaid expenses and other current assets...........................................       2,427         779
      Deferred income taxes...............................................................     (28,031)      4,620
      Non-current assets..................................................................        (436)     --
      Accounts payable and other accrued liabilities......................................      (1,458)    (21,806)
      Other non-current liabilities.......................................................      (3,206)      3,041
  Other...................................................................................        (901)     (2,105)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      35,046      66,315
                                                                                            ----------  ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............................................     (40,091)    (36,547)
  Investments in other assets.............................................................      (1,995)    (20,778)
  Proceeds from sale of short-term investment.............................................       4,529      --
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (37,557)    (57,325)
                                                                                            ----------  ----------
FINANCING ACTIVITIES:
  Transfers to Distributing Company.......................................................      --          (8,990)
  Proceeds from stock option exercises....................................................      50,140      --
                                                                                            ----------  ----------
Net cash provided by (used in) financing activities.......................................      50,140      (8,990)
                                                                                            ----------  ----------
Change in cash and cash equivalents.......................................................      47,629      --
Cash and cash equivalents, beginning of period............................................      35,225      --
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   82,854  $   --
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

2. BASIS OF PRESENTATION (CONTINUED)
    The consolidated statements of operations for the three and six months ended June 30, 1997 include an allocation of general corporate expenses from the Distributing Company. In the opinion of management, general corporate administrative expenses have been allocated to the Company on a reasonable and consistent basis by management of the Distributing Company using estimates of the relative efforts provided to the Company by the Distributing Company. However, it is not practicable to determine the actual costs that would have been incurred if the Company operated on a stand alone basis; accordingly, such allocation may not necessarily be indicative of the level of expenses which would have been incurred had the Company been operating as a separate stand alone entity during the periods prior to the Distributions.

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

    The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $1.8 million and

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

3. PRO FORMA FINANCIAL INFORMATION (CONTINUED)
$3.6 million of selling, general and administrative costs for the three and six months ended June 30, 1997, respectively, to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions were no longer allocable and were expected to be incurred by the Company in the future; and (ii) a net debt level of $100 million at January 1, 1997.

                                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                JUNE 30, 1997      JUNE 30, 1997
                                                                             -------------------  ----------------
Net sales..................................................................      $   450,403         $  858,431
Cost of sales..............................................................          332,785            627,299
                                                                                    --------           --------
Gross profit...............................................................          117,618            231,132
Operating expenses:
  Selling, general and administrative......................................           53,690             98,244
  Research and development.................................................           49,630            100,675
  Amortization of excess of cost over fair value of net assets acquired....            3,560              7,118
                                                                                    --------           --------
Total operating expenses...................................................          106,880            206,037
                                                                                    --------           --------
Operating income...........................................................           10,738             25,095
Other expense--net.........................................................           (1,324)            (1,853)
Interest expense--net......................................................           (1,900)            (3,800)
                                                                                    --------           --------
Income before income taxes.................................................            7,514             19,442
Provision for income taxes.................................................           (5,488)           (10,387)
                                                                                    --------           --------
Net income.................................................................      $     2,026         $    9,055
                                                                                    --------           --------
                                                                                    --------           --------
Weighted-average shares outstanding........................................          148,700            148,700
Earnings per share--basic and diluted......................................      $      0.01         $     0.06
                                                                                    --------           --------
                                                                                    --------           --------

4. INVENTORIES

    Inventories consist of:

                                                                              JUNE 30, 1998    DECEMBER 31, 1997
                                                                              --------------  --------------------
Raw materials...............................................................   $    107,144       $    111,148
Work in process.............................................................         17,054             19,676
Finished goods..............................................................        136,833            157,254
                                                                              --------------          --------
Total inventories...........................................................   $    261,031       $    288,078
                                                                              --------------          --------
                                                                              --------------          --------

5. COMMITMENTS AND CONTINGENCIES

    The Company is either a plaintiff or a defendant in several pending legal matters. In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) has not had, and is not expected to have, a material adverse effect on the Company's consolidated financial statements.

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

    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended complaint, denying liability. The Company intends to vigorously contest this action.

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

    On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION V. NEXT LEVEL COMMUNICATIONS, L.P. was filed in the Superior Court of the State of Delaware in and for New Castle County. DSC alleged that the defendants misappropriated trade secrets relating to a switched digital video product, and that the defendants conspired to misappropriate the trade secrets. The plaintiffs sought monetary and exemplary damages in an unspecified amount and attorneys' fees. On May 14, 1998, the United States District Court for the Eastern District of Texas issued a preliminary injunction preventing DSC from proceeding with this litigation. DSC has filed a notice of appeal of that order. On July 6, 1998, the defendants filed a motion for summary judgment with the district court requesting a permanent injunction preventing DSC from proceeding with this litigation.

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

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    While the ultimate outcome of the matters described above cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's consolidated financial statements.

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

7. LONG-TERM DEBT

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria (between 15.5 and 43.75 additional basis points). The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee of between 7 and
18.75 basis points on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA (excluding $203 million of charges incurred in 1997 and 1998) in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA (excluding $203 million of charges incurred in 1997 and 1998) of less than 3 to 1. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of June 30, 1998, the Company was in compliance with all financial and operating covenants under the Credit

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

7. LONG-TERM DEBT (CONTINUED)
Agreement. At June 30, 1998, the Company had available credit of $500 million under the Credit Agreement. The Company had approximately $109 million of letters of credit outstanding at June 30, 1998.

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

9. RESTRUCTURINGS

    In connection with the Distributions (see Note 1), during the first quarter of 1997, the Company recorded a pre-tax charge to cost of sales of $3 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. The Company recorded an additional $15 million of related charges during the three months ended June 30, 1997. Further, the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions during the three months ended June 30, 1997. These charges were fully paid as of March 31, 1998.

    In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company has not experienced reduced revenues as a result of the closure of this manufacturing facility since the products previously manufactured at this location are currently being manufactured by subcontractors in the U.S. and continue to be sold by the Company. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Substantially all of the fourth quarter severance and other employee separation costs have been paid. Costs associated with the closure of facilities ("Facility Costs") include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008. The fixed assets are expected to be disposed of by the end of 1998 and none are being utilized in the Company's operations.

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

9. RESTRUCTURINGS (CONTINUED)
the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. Through June 30, 1998, the Company has made severance and other restructuring related payments of $6 million related to these first quarter 1998 charges. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998 and the fixed assets are expected to be disposed of by the end of 1998.

    The following tabular reconciliation summarizes the restructuring activity from January 1, 1997 through June 30, 1998:

                                            BALANCE AT                                BALANCE AT
                                            JANUARY 1,                   AMOUNTS     DECEMBER 31,                   AMOUNTS
                                               1997        ADDITIONS    UTILIZED         1997         ADDITIONS    UTILIZED
                                           -------------  -----------  -----------  ---------------  -----------  -----------
                                                                             (IN MILLIONS)
Property, Plant & Equipment(1)...........    $     0.9     $    10.4    $    (3.5)     $     7.8      $     4.6    $    (2.7)
Facility Costs...........................         3 .0          11.2         (3.7)          10.5            3.3         (7.3)
Severance................................       --              32.7        (12.8)          19.9            7.6        (24.3)
Professional Fees........................       --               6.0         (6.0)        --             --           --
                                                   ---         -----   -----------         -----          -----   -----------
Total....................................    $     3.9     $    60.3    $   (26.0)     $    38.2      $    15.5    $   (34.3)
                                                   ---         -----   -----------         -----          -----   -----------
                                                   ---         -----   -----------         -----          -----   -----------

                                           BALANCE AT
                                            JUNE 30,
                                              1998
                                           -----------

Property, Plant & Equipment(1)...........   $     9.7
Facility Costs...........................         6.5
Severance................................         3.2
Professional Fees........................      --
                                                -----
Total....................................   $    19.4
                                                -----
                                                -----

------------------------------

(1) The amount provided represents a direct reduction to the property, plant and equipment balance to reflect these identified impaired assets at their fair value. The amounts utilized reflect the disposition of such identified impaired assets.

10. THE PARTNERSHIP

    In January 1998, the Company transferred at historical cost the net assets, the underlying NLC technology, and the management and workforce of NLC to the newly formed Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). Such transaction was accounted for at historical cost. The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at June 30, 1998. The operating general partner, which was formed by Spencer Trask & Co., an unrelated third party, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. The Company does not have the option to acquire the remaining interest in the Partnership. Net assets transferred to the Partnership of $45 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses. The Company's net equity investment in the Partnership was $27 million at June 30, 1998.

    Pursuant to the Partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company. The Company, as the limited partner, has certain protective rights, including the right to approve an alteration of the legal structure of the Partnership, the sale of the Partnership's principal assets, the sale of the Partnership and a change in the limited partner's financial interests in the Partnership. The Company can not remove the general partner, except for cause, however, it has the right to approve a change in the general partner. Since the operating general partner controls the day-to-day operations of the Partnership and has the ability to make decisions typical of a controlling party, including

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

10. THE PARTNERSHIP (CONTINUED)
the execution of agreements on all material matters affecting the Partnership's business, the Partnership's operating results have not been consolidated with the operating results of the Company subsequent to the January 1998 transfer.

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

    The following summarized financial information is provided for the Partnership for the three and six months ended June 30, 1998:

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30, 1998       JUNE 30, 1998
                                                       -------------------  -----------------
Net sales............................................      $     3,090         $     5,829
Gross profit.........................................             (806)             (1,922)
Loss before income taxes.............................          (20,748)            (45,058)
Operating cash flow..................................          (18,519)            (40,789)

                         GENERAL INSTRUMENT CORPORATION

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

                                                                         THREE MONTHS ENDED   SIX MONTHS ENDED JUNE
                                                                              JUNE 30,                 30,
                                                                        --------------------  ---------------------
                                                                          1998       1997        1998       1997
                                                                        ---------  ---------  ----------  ---------
Net income (loss).....................................................  $  29,963  $     406  $  (29,929) $   5,366
Other comprehensive income (loss).....................................      3,904      7,307      (3,469)    18,487
                                                                        ---------  ---------  ----------  ---------
Total comprehensive income (loss).....................................  $  33,867  $   7,713  $  (33,398) $  23,853
                                                                        ---------  ---------  ----------  ---------
                                                                        ---------  ---------  ----------  ---------

12. OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and, accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut-down expenses and legal fees. The above charges totaled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company. The balance of these reserves was $18 million at June 30, 1998 and relates primarily to inventory.

13. INVESTMENTS

    At June 30, 1998 and December 31, 1997, all of the Company's marketable equity securities were classified as "available-for-sale." Proceeds and the related realized gains from the sales of available-for-sale securities for the three and six months ended June 30, 1998 were $2 million and $5 million, respectively. There were no such sales during the three or six months ended June 30, 1997. Realized gains were determined using the securities' cost. Short-term investments consisted of the following at June 30, 1998 and December 31, 1997.

                                                   JUNE 30, 1998                                 DECEMBER 31, 1997
                                   ----------------------------------------------  ----------------------------------------------
                                                 GROSS        GROSS                              GROSS        GROSS
                                     FAIR     UNREALIZED   UNREALIZED     COST       FAIR     UNREALIZED   UNREALIZED     COST
                                     VALUE       GAINS       LOSSES       BASIS      VALUE       GAINS       LOSSES       BASIS
                                   ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Marketable Equity Securities       $  25,659   $  24,871    $    (212)  $   1,000  $  30,346   $  30,346    $  --       $  --
                                   ---------  -----------       -----   ---------  ---------  -----------  -----------  ---------
                                   ---------  -----------       -----   ---------  ---------  -----------  -----------  ---------

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

14. WARRANT COSTS

    In December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to nine of the leading North American cable television multiple system operators ("MSOs") over a three to five year period. In connection with these legally binding supply agreements, the Company issued warrants to purchase approximately 29 million shares of the Company's Common Stock. Warrants aggregating 7.2, 7.3 and 14.2 million issued to the MSOs will vest and become exercisable on December 31, 1998, 1999, and 2000, respectively, provided that in each of those years each such MSO fulfills its obligation to purchase a threshold number of digital terminals from the Company. Each warrant is exercisable for one share of Common Stock for a period of 18 months after it vests at an exercise price of $14.25 for each share of Common Stock. If, in any year, the Company fails to deliver the threshold number of digital terminals for such year, through no fault of the MSO, the total number of such MSOs warrants will vest for that year. If, in any year, an MSO fails to purchase the threshold number of terminals for such year, through no fault of the Company, no warrants for such year will vest, and the MSO shall be subject to legal proceedings and damages relating to such failure. The Company believes that the magnitude of such damages would be substantial. The weighted-average per share fair value of the warrants granted during 1997 approximated $3.50 using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 6.08%; an expected volatility of 35%; an expected dividend yield of 0%; and expected holding periods ranging from 2.5 to 4.5 years. The value of the warrants is being expensed to cost of sales based upon actual units shipped to the MSOs in a year in relation to the total threshold number of units required to be purchased by the MSOs in such year. During the three and six months ended June 30, 1998, the Company recorded $8.5 million and $11.6 million, respectively, to cost of sales related to these warrants.

15. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

    DERIVATIVE AND HEDGE ACCOUNTING--In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and

                         GENERAL INSTRUMENT CORPORATION

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

15. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (CONTINUED) recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

16. SUBSEQUENT EVENT

    On June 17, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with two affiliates of Tele-Communications, Inc., TCIVG-GIC, Inc. ("TCIVG") and NDTC Technology, Inc. ("NDTC Technology" and, collectively with TCIVG, "TCI") pursuant to which the Company agreed to acquire from TCIVG, in exchange for 21,356,000 unregistered shares of the Company's Common Stock, certain assets, a license to certain intellectual property from NDTC Technology which will enable the Company to conduct authorization services and future cash consideration as discussed below. The shares issued to TCI are restricted in that they are not registered and are not transferrable to any unrelated party other than in the event of change of control of the Company for a period of three years following their date of issuance. The Company's provision of services under the aforementioned license is intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications. On July 17, 1998 the transaction was consummated. The Agreement provides the Company with minimum revenue guarantees from TCI over the first nine years from the date of closing. The Company has contracted with NDTC Technology for certain support services during the first nine years following the date of closing, with renewable one-year terms. The Agreement gives the Company the right to license the technology for a period of 20 years. As mentioned above, the Agreement contains a provision for TCIVG to pay the Company $50 million over the first five years from the date of closing in equal monthly installments which represents a reduction of purchase price. The net purchase price of approximately $400 million will be allocated to the license and the assets acquired based on their respective estimated fair values. The Company expects to amortize the license over the license term of 20 years.

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

GROSS PROFIT

    Gross profit of $141 million and $234 million for Second Quarter 1998 and the six months ended June 30, 1998, respectively, increased $23 million, or 20%, and $3 million, or 1%, respectively, from the comparable 1997 periods. Gross profit was 29% and 26% of sales for Second Quarter 1998 and the six months ended June 30, 1998, respectively, compared to 26% and 27%, respectively, for the comparable 1997 periods. Gross profit for the six months ended June 30, 1998 included $9 million of restructuring charges (see
Note 9 and "Restructurings" below) and $18 million of other charges (see Note 12 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market. Gross profit for Second Quarter 1997 and the six months ended June 30, 1997 included $16 million and $18 million, respectively, of charges for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Gross profit increases primarily reflect increased sales levels.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general & administrative ("SG&A") expense was $46 million and $102 million for the Second Quarter 1998 and the six months ended June 30, 1998, respectively, compared to $52 million and $95 million, respectively, for the comparable 1997 periods. SG&A expense as a percentage of sales was 9% and 11% for the Second Quarter 1998 and the six months ended June 30, 1998, respectively, and 12% and 11%, respectively, for the 1997 periods. SG&A spending for the six months ended June 30, 1998 included $6 million of restructuring charges (see Note 9 and "Restructurings" below) and $7 million of other charges (see Note 12 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs, and costs associated with changing the Company's corporate name. SG&A spending for the Second Quarter 1997 and the six months ended June 30, 1997 included $6 million of charges primarily for legal and other professional fees directly related to the Communications Distribution (see Note 1). SG&A spending for the 1997 periods also included SG&A expenses related to NLC.

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

INTEREST EXPENSE--NET

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

RESTRUCTURINGS

    In connection with the Distributions (see Note 1), during the first quarter of 1997, the Company recorded a pre-tax charge to cost of sales of $3 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. The Company recorded an additional $15 million of related charges during the three months ended June 30, 1997. Further, the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions during the three months ended June 30, 1997. These charges were fully paid as of March 31, 1998. These charges did not result in the reduction of future expenses; therefore, they have not had and are not expected to have a significant impact on the Company's results of operations and cash flows.

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

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. Through June 30, 1998, the Company has made severance and other restructuring related payments of $6 million related to these first quarter 1998 charges. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998 and the fixed assets are expected to be disposed of by the end of 1998.

OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and, accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut-down expenses and legal fees. The above charges totaled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 5) and compensation expense related to key executives of an acquired company. The balance of these reserves was $18 million at June 30, 1998 and relates primarily to inventory.

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

    In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership in exchange for approximately an 89% (subject to additional dilution) limited partnership interest. The technology transferred to the Partnership related to in-process research and development for the design and marketing of a highly innovative next-generation telecommunication broadband access system for the delivery of telephony, video and data from a telephone company central office to the home. Additionally, the Company advanced to the Partnership $75 million, utilizing available operating funds and borrowings under its Credit Agreement, in exchange for the Note. Since the repayment of the
Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to fully reserve for the Note concurrent with the funding (see Note 10). The Company will make an additional $50 million equity investment in the Partnership beginning in November, 1998 to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements.

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

    PENSION AND OTHER POSTRETIREMENT DISCLOSURES--In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106." This statement, which is effective for fiscal years beginning after December 15, 1997, requires revised disclosures about pension and other postretirement benefit plans.

    Since the above two statements only revise financial statement disclosures, their adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

    DERIVATIVE AND HEDGE ACCOUNTING--In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

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

                                GENERAL INSTRUMENT CORPORATION

                                /S/ MARC E. ROTHMAN
                                ------------------------------------
                                Marc E. Rothman
                                VICE PRESIDENT AND CONTROLLER

February 11, 1999
Date