Form 10-Q/A
period 1998-09-30
GENERAL INSTRUMENT CORP
filed 1999-02-12
CIK 1035881

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

                        COMMISSION FILE NUMBER 001-12925

                            ------------------------

                         GENERAL INSTRUMENT CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-4134221
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

                                EXPLANATORY NOTE

This Form 10-Q/A ("Amendment No. 1") hereby amends, and replaces in their entirety, Items 1, 2 and 3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (the "Form 10-Q"), as set forth below. The information contained herein has not been updated or revised to reflect changes in the Company's business, or events occurring after November 16, 1998, the date on which the Form 10-Q was originally filed.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                       ASSETS
                                                                                       (UNAUDITED)
                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
Cash and cash equivalents...........................................................   $   116,037    $   35,225
Short-term investments..............................................................         4,081        30,346
Accounts receivable, less allowance for doubtful accounts of $3,449 and $3,566,
  respectively (includes related party amounts of $83,046 at September 30, 1998)....       315,755       343,625
Inventories.........................................................................       261,488       288,078
Deferred income taxes...............................................................       134,004       105,582
Other current assets................................................................        16,389        21,862
                                                                                      -------------  ------------
    Total current assets............................................................       847,754       824,718
Property, plant and equipment, net..................................................       232,704       236,821
Intangibles, less accumulated amortization of $94,519 and $86,333, respectively.....       500,807        82,546
Excess of cost over fair value of net assets acquired, less accumulated amortization
  of $118,480 and $108,123, respectively............................................       453,856       471,186
Deferred income taxes...............................................................       --              5,634
Investments and other assets........................................................        80,153        54,448
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $ 2,115,274    $1,675,353
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................................................................   $   219,861    $  200,817
Other accrued liabilities...........................................................       214,059       188,250
                                                                                      -------------  ------------
    Total current liabilities.......................................................       433,920       389,067
Deferred income taxes...............................................................         3,844         5,745
Other non-current liabilities.......................................................        64,656        65,730
                                                                                      -------------  ------------
    Total liabilities...............................................................       502,420       460,542
                                                                                      -------------  ------------
Commitments and contingencies (See Note 7)
Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares authorized; no shares issued.....       --             --
Common Stock, $.01 par value; 400,000,000 shares authorized; 173,393,275 and
  148,358,188 shares issued at September 30, 1998 and December 31, 1997,
  respectively......................................................................         1,734         1,484
Additional paid-in capital..........................................................     1,739,240     1,213,566
Note receivable from stockholder....................................................       (43,320)       --
Accumulated deficit.................................................................        (9,756)      (19,236)
Accumulated other comprehensive income, net of taxes of $713 and $11,347,
  respectively......................................................................         2,368        18,999
                                                                                      -------------  ------------
                                                                                         1,690,266     1,214,813
Less--Treasury Stock, at cost, 3,747,724 and 4,309 shares, respectively, of Common
  Stock.............................................................................       (77,412)           (2)
                                                                                      -------------  ------------
Total stockholders' equity..........................................................     1,612,854     1,214,811
                                                                                      -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $ 2,115,274    $1,675,353
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                               ----------------------  --------------------------
                                                                  1998        1997         1998          1997
                                                               ----------  ----------  ------------  ------------
NET SALES....................................................  $  518,196  $  464,582  $  1,423,621  $  1,323,013
Cost of sales................................................     365,333     331,141     1,036,649       958,441
                                                               ----------  ----------  ------------  ------------
GROSS PROFIT.................................................     152,863     133,441       386,972       364,572
                                                               ----------  ----------  ------------  ------------
OPERATING EXPENSES:
  Selling, general and adminstrative.........................      46,237      45,316       148,005       139,958
  Research and development...................................      42,227      47,867       200,396       148,542
  Amortization of excess of cost over fair value of net
    assets acquired..........................................       3,562       3,698        10,685        10,816
                                                               ----------  ----------  ------------  ------------
    Total operating expenses.................................      92,026      96,881       359,086       299,316
                                                               ----------  ----------  ------------  ------------
OPERATING INCOME.............................................      60,837      36,560        27,886        65,256
Other income (expense)--net (including equity interest in
  Partnership losses of $4,940 and $22,793 for the three and
  nine months ended September 30, 1998)......................       1,291       3,717        (8,513)        1,864
Interest income (expense)--net...............................       1,389        (829)          125       (14,340)
                                                               ----------  ----------  ------------  ------------
INCOME BEFORE INCOME TAXES...................................      63,517      39,448        19,498        52,780
Provision for income taxes...................................     (24,108)    (14,990)      (10,018)      (22,955)
                                                               ----------  ----------  ------------  ------------
NET INCOME...................................................  $   39,409  $   24,458  $      9,480  $     29,825
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Earnings Per Share--Basic....................................  $     0.23  $     0.17  $       0.06  $       0.20
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Earnings Per Share--Diluted..................................  $     0.22  $     0.16  $       0.06  $       0.20
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Weighted-Average Shares Outstanding--Basic...................     168,932     147,499       156,679       147,426
Weighted-Average Shares Outstanding--Diluted.................     179,068     149,491       165,164       149,416

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHODLERS' EQUITY
                           (UNAUDITED--IN THOUSANDS)

                                                                    NOTE                      ACCUMULATED
                                 COMMON STOCK       ADDITIONAL   RECEIVABLE                      OTHER         COMMON
                            ----------------------    PAID-IN       FROM      ACCUMULATED    COMPREHENSIVE    STOCK IN
                             SHARES      AMOUNT       CAPITAL    STOCKHOLDER    DEFICIT         INCOME        TREASURY
                            ---------  -----------  -----------  -----------  ------------  ---------------  -----------
BALANCE, JANUARY 1,
  1998....................    148,358   $   1,484    $1,213,566   $  --        $  (19,236)     $  18,999      $      (2)
Net income................                                                          9,480
Exercise of stock options
  and related tax
  benefit.................      3,679          37       64,630                                                       79
Issuance of stock in
  connection with
  acquisition.............     21,356         213      442,923      (43,320)
Warrant costs related to
  customer purchases......                              18,121
Net change in
  investments.............                                                                       (16,631)
Treasury stock
  purchases...............                                                                                      (77,489)
                            ---------  -----------  -----------  -----------  ------------  ---------------  -----------
BALANCE, SEPTEMBER 30,
  1998....................    173,393   $   1,734    $1,739,240   $ (43,320)   $   (9,756)     $   2,368      $ (77,412)
                            ---------  -----------  -----------  -----------  ------------  ---------------  -----------
                            ---------  -----------  -----------  -----------  ------------  ---------------  -----------


                               TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            ------------
BALANCE, JANUARY 1,
  1998....................   $1,214,811
Net income................        9,480
Exercise of stock options
  and related tax
  benefit.................       64,746
Issuance of stock in
  connection with
  acquisition.............      399,816
Warrant costs related to
  customer purchases......       18,121
Net change in
  investments.............      (16,631)
Treasury stock
  purchases...............      (77,489)
                            ------------
BALANCE, SEPTEMBER 30,
  1998....................   $1,612,854
                            ------------
                            ------------

                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED--IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Operating Activities:
  Net income..............................................................................  $    9,480  $   29,825
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      60,146      67,000
    Warrant costs related to customer purchases...........................................      18,121      --
    Gain on sale of short-term investment.................................................     (11,429)     (4,829)
    Losses from asset sales and write-downs, net..........................................       8,858      --
    Loss from equity investments..........................................................      22,793      --
    Changes in assets and liabilities:
      Accounts receivable.................................................................      17,856      57,105
      Inventories.........................................................................      12,676     (41,358)
      Prepaid expenses and other current assets...........................................         360          30
      Deferred income taxes...............................................................     (43,771)     13,697
      Non-current assets..................................................................       1,225      (1,573)
      Accounts payable and other accrued liabilities......................................      50,739       4,731
      Other non-current liabilities.......................................................      (1,074)        792
    Other.................................................................................        (899)        767
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................     145,081     126,187
                                                                                            ----------  ----------
Investing Activities:
    Additions to property, plant and equipment............................................     (58,963)    (56,437)
    Investments in other assets...........................................................      (7,995)    (32,635)
    Acquisitions, net of cash acquired....................................................      --          (6,980)
    Proceeds from sale of short-term investment...........................................      11,429       4,829
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (55,529)    (91,223)
                                                                                            ----------  ----------
Financing Activities:
    Transfers from Distributing Company...................................................      --         125,310
    Proceeds from stock option exercises..................................................      55,844       2,319
    Purchase of treasury shares...........................................................     (64,584)     --
    Other.................................................................................      --            (566)
                                                                                            ----------  ----------
Net cash provided by (used in) financing activities.......................................      (8,740)    127,063
                                                                                            ----------  ----------
Change in cash and cash equivalents.......................................................      80,812     162,027
Cash and cash equivalents, beginning of period............................................      35,225      --
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $  116,037  $  162,027
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $3.6 million of selling, general and administrative costs for the nine months ended September 30, 1997 to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

3. PRO FORMA FINANCIAL INFORMATION (CONTINUED) the Distributions were no longer allocable and were expected to be incurred by the Company in the future; and (ii) a net debt level of $100 million at January 1, 1997.

                                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                                                           -------------------  ------------------
Net sales................................................................      $   464,582        $    1,323,013
Cost of sales............................................................          331,141               958,441
                                                                                  --------      ------------------
Gross profit.............................................................          133,441               364,572
Operating expenses:
  Selling, general and administrative....................................           45,316               143,558
  Research and development...............................................           47,867               148,542
  Amortization of excess of cost over fair value of net assets
    acquired.............................................................            3,698                10,816
                                                                                  --------      ------------------
Total operating expenses.................................................           96,881               302,916
                                                                                  --------      ------------------
Operating income.........................................................           36,560                61,656
Other income--net........................................................            3,717                 1,864
  Interest income (expense)--net.........................................              299                (3,499)
                                                                                  --------      ------------------
Income before income taxes...............................................           40,576                60,021
Provision for income taxes...............................................          (15,421)              (25,808)
                                                                                  --------      ------------------
Net income...............................................................      $    25,155        $       34,213
                                                                                  --------      ------------------
                                                                                  --------      ------------------
Weighted-average shares outstanding--basic...............................          147,499               147,426
Weighted-average shares outstanding--diluted.............................          149,491               149,416
Earnings per share--basic and diluted....................................      $      0.17        $         0.23
                                                                                  --------      ------------------
                                                                                  --------      ------------------

4. INVENTORIES

    Inventories consist of:

                                                                             SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                             ------------------  -----------------
Raw materials..............................................................     $     97,443        $   111,148
Work in process............................................................           20,736             19,676
Finished goods.............................................................          143,309            157,254
                                                                                    --------           --------
Total inventories..........................................................     $    261,488        $   288,078
                                                                                    --------           --------
                                                                                    --------           --------

5. INVESTMENTS

    At September 30, 1998 and December 31, 1997, all of the Company's marketable equity securities were classified as "available-for-sale." Proceeds and the related realized gains from the sales of available-for-sale securities for the three and nine months ended September 30, 1998 were $7 million and $11 million, respectively. Proceeds and the related realized gains from the sales of available-for-sale securities for the three and nine months ended September 30, 1997 were $5 million. Realized gains were determined

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

5. INVESTMENTS (CONTINUED)
using the securities' cost. Short-term investments consisted of the following at September 30, 1998 and December 31, 1997.

                                       SEPTEMBER 30, 1998                              DECEMBER 31, 1997
                         ----------------------------------------------  ----------------------------------------------
                                       GROSS        GROSS                              GROSS        GROSS
                           FAIR     UNREALIZED   UNREALIZED     COST       FAIR     UNREALIZED   UNREALIZED     COST
                           VALUE       GAINS       LOSSES       BASIS      VALUE       GAINS       LOSSES       BASIS
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Marketable Equity
  Securities...........  $   4,081   $   3,268    $    (187)  $   1,000  $  30,346   $  30,346    $  --       $  --
                         ---------  -----------       -----   ---------  ---------  -----------  -----------  ---------
                         ---------  -----------       -----   ---------  ---------  -----------  -----------  ---------

6. ASSET PURCHASE

    On June 17, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with two affiliates of Tele-Communications, Inc., TCIVG-GIC, Inc. ("TCIVG") and NDTC Technology, Inc. ("NDTC Technology" and, collectively with TCIVG, "TCI") pursuant to which the Company agreed to acquire from TCIVG, in exchange for 21.4 million unregistered shares of the Company's Common Stock, certain assets, a license to certain intellectual property from NDTC Technology which will enable the Company to conduct authorization services and future cash consideration as discussed below. The shares issued to TCI are restricted in that they are not registered and are not transferrable to any unrelated party other than in the event of a change of control of the Company for a period of three years following their date of issuance. The Company's provision of services under the aforementioned license is intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications. On July 17, 1998 the transaction was consummated. The Agreement provides the Company with minimum revenue guarantees from TCI over the first nine years from the date of closing. The Company has contracted with NDTC Technology for certain support services during the first nine years following the date of closing, with renewable one-year terms. The Agreement gives the Company the right to license the technology for a period of 20 years. As mentioned above, the Agreement contains a provision for TCIVG to pay the Company $50 million over the first five years from the date of closing in equal monthly installments which represents a reduction of purchase price. The present value of the $50 million note receivable was recorded as a reduction of stockholders' equity. The net purchase price of $400 million was allocated to the license and the assets acquired based on their respective estimated fair values. The fair value of assets acquired includes property, plant and equipment of $2 million, deferred tax liabilities of $30 million and a license of $428 million. The Company computed the purchase price by multiplying the number of shares issued by the per share trading price of the stock reduced by a 10% discount to reflect the restrictions associated with the unregistered shares, and adjusted such resulting amount to reflect the $50 million reduction in purchase price discussed above. The Company is amortizing the cost of the License over its 20-year term based on the expected revenue stream. The revenue earned from the license is solely dependent on the Company's deployment of digital terminals. Such deployment is expected to rise significantly during the 20-year license term as supported by industry data and the Company's contractual obligations with customers. The Company expects revenues resulting from such deployments, which are calculated based on estimated monthly fees times the estimated subscriber base, to rise from approximately $2.5 million in 1998 to approximately $44 million by 2002 to approximately $70 million by 2007 to approximately $80 million per annum during the last seven years of the 20-year license term. The Company believes the expected revenue stream is a reliable measure of the future benefit of the License both in the aggregate and in terms of the periods to which such benefit will be realized. Accordingly, the Company believes this method of amortization is a more appropriate method than straight-line. At each reporting date, the Company's method of amortization requires the determination of a fraction, the numerator of which is the actual revenues for the period and the

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

6. ASSET PURCHASE (CONTINUED)
denominator of which is the expected revenues from the License during its 20-year term. This method results in any variation from original estimates being recognized in the current period in a manner consistent with a units-of-production method of depreciation. Under the Company's method, amortization for the period from July 17, 1998 to September 30, 1998 was approximately $0.3 million.

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

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants filed a motion to dismiss parts of the amended complaint and answered the balance of the amended complaint, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of Section 14(a) of the Exchange Act, and denied the remainder of the defendants' motion to dismiss.

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

    In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages in an unspecified amount. The Company has denied StarSight's allegations and is vigorously defending the arbitration action. The arbitration proceeding is scheduled to

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) begin in March 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California.

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

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. Through September 30,

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

11. RESTRUCTURINGS (CONTINUED)
1998, the Company has made severance and other restructuring related payments of $8 million related to these first quarter 1998 charges. Substantially all of the remaining severance and other employee separation costs are expected to be paid during 1998 and the fixed assets are expected to be disposed of by the end of 1998.

    The following tabular reconciliation summarizes the restructuring activity from January 1, 1997 through September 30, 1998:

                                         BALANCE AT                                BALANCE AT
                                         JANUARY 1,                   AMOUNTS     DECEMBER 31,                   AMOUNTS
                                            1997        ADDITIONS    UTILIZED         1997         ADDITIONS    UTILIZED
                                        -------------  -----------  -----------  ---------------  -----------  -----------
                                                                          (IN MILLIONS)
Property, Plant & Equipment(1)........    $     0.9     $    10.4    $    (3.5)     $     7.8      $     4.6    $    (3.7)
Facility Costs........................          3.0          11.2         (3.7)          10.5            3.3         (8.3)
Severance.............................       --              32.7        (12.8)          19.9            7.6        (24.9)
Professional Fees.....................       --               6.0         (6.0)        --             --           --
                                                ---         -----   -----------         -----          -----   -----------
Total.................................    $     3.9     $    60.3    $   (26.0)     $    38.2      $    15.5    $   (36.9)
                                                ---         -----   -----------         -----          -----   -----------
                                                ---         -----   -----------         -----          -----   -----------

                                          BALANCE AT
                                         SEPTEMBER 30,
                                             1998
                                        ---------------

Property, Plant & Equipment(1)........     $     8.7
Facility Costs........................           5.5
Severance.............................           2.6
Professional Fees.....................        --
                                               -----
Total.................................     $    16.8
                                               -----
                                               -----

------------------------------

(1) The amount provided represents a direct reduction to the property, plant and equipment balance to reflect the identified impaired assets at their fair value. The amounts utilized reflect the disposition of such identified impaired assets.

12. THE PARTNERSHIP

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

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

12. THE PARTNERSHIP (CONTINUED)
    The technology transferred to the Partnership related to in-process research and development, which was originally purchased by the Company in connection with the acquisition of NLC in September 1995, for the design and marketing of a highly innovative next-generation telecommunication broadband access system for the delivery of telephony, video and data from a telephone company central office to the home. The in-process technology, at the date of the 1995 acquisition and at the date of the transfer to NLC, had not reached technological feasibility and had no alternative future use. The Company does not expect widespread commercial deployment of this technology until the latter part of 1999 or early in 2000, however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment.

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

    The Company is accounting for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future research and development activities will be offset against the $75 million reserve discussed above. For the three and nine months ended September 30, 1998, the Company's share of the Partnership's losses was $5 million and $23 million, respectively, (net of the Company's share of research and development expenses of $11 million and $31 million, respectively). The Company has eliminated its interest income from the Note against the Partnership's related interest expense on the Note. The following summarized financial information is provided for the Partnership for the three and nine months ended September 30, 1998:

                                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
                                                                -------------------  ------------------
Net sales.....................................................       $  14,601           $   20,430
Gross profit..................................................            (497)              (2,421)
Loss before income taxes......................................         (19,127)             (64,186)
Operating cash flow...........................................         (15,746)             (56,535)

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

                                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                       --------------------  ---------------------
                                                                         1998       1997        1998       1997
                                                                       ---------  ---------  ----------  ---------
Net income...........................................................  $  39,409  $  24,458  $    9,480  $  29,825
Other comprehensive income (loss)....................................    (13,162)    (2,078)    (16,631)    16,409
                                                                       ---------  ---------  ----------  ---------
Total comprehensive income (loss)....................................  $  26,247  $  22,380  $   (7,151) $  46,234
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------

15. OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut down expenses and legal fees. The above charges totalled $25 million, of which, $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)--net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 7) and compensation expense related to key executives of an acquired company. The balance of these reserves was $15 million at September 30, 1998 and relates primarily to inventory, which the Company expects to be disposed of by the end of the first quarter of 1999.

16. WARRANT COSTS

    In December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to nine of the leading North American cable television multiple system operators ("MSOs") over a three to five year period. In connection with these legally binding supply agreements, the Company issued warrants to purchase approximately 29 million shares of the Company's Common Stock. Warrants aggregating 7.2, 7.3 and 14.2 million issued to the MSOs will vest and become exercisable on December 31, 1998, 1999, and 2000, respectively, provided that in each of those years each such MSO fulfills its obligation to purchase a threshold number of digital terminals from the Company. Each warrant is exercisable for one share of Common Stock for a period of 18 months after it vests at an exercise price of $14.25 for each share of Common Stock. If, in any year, the Company fails to deliver the threshold number of digital terminals for such year, through no fault of the MSO, the total number of such MSOs warrants will vest for that year. If, in any year, an MSO fails to purchase the threshold number of terminals for such year, through no fault of the Company, no warrants for such year will vest, and the MSO shall be subject to legal proceedings and damages relating to such failure. The

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

16. WARRANT COSTS (CONTINUED)
Company believes that the magnitude of such damages would be substantial. The weighted-average per share fair value of the warrants granted during 1997 approximated $3.50 using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 6.08%; an expected volatility of 35%; an expected dividend yield of 0%; and expected holding periods ranging from 2.5 to 4.5 years. The value of the warrants is being expensed to cost of sales based upon actual units shipped to the MSOs in a year in relation to the total threshold number of units required to be purchased by the MSOs in such year. During the three and nine months ended September 30, 1998, the Company recorded $6.5 million and $18.1 million to cost of sales related to these warrants.

17. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

    PENSION AND OTHER POSTRETIREMENT DISCLOSURES,--In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106." This statement, which is effective for fiscal years beginning after December 15, 1997, requires revised disclosures about pension and other postretirement benefit plans.

    Since the above two statements only revise financial statement disclosures, their adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

    DERIVATIVE AND HEDGE ACCOUNTING --In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

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

GROSS PROFIT

    Gross profit of $153 million and $387 million for Third Quarter 1998 and the nine months ended September 30, 1998, respectively, increased $20 million, or 15%, and $22 million, or 6%, respectively, from the comparable 1997 periods. Gross profit was 30% and 27% of sales for Third Quarter 1998 and the nine months ended September 30, 1998, respectively, compared to 29% and 28%, respectively, for the comparable 1997 periods. Gross profit for the nine months ended September 30, 1998 included $9 million of restructuring charges (see Note 11 and "Restructurings" below) and $18 million of other charges (see Note 15 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market. Gross profit for the nine months ended September 30, 1997 included $18 million of charges for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Gross profit increases primarily reflect increased sales levels as well as product cost reductions, driven primarily by chip integration and productivity improvements at the Company's Taiwan manufacturing facility.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general & administrative ("SG&A") expense was $46 million and $148 million for the Third Quarter 1998 and the nine months ended September 30, 1998, respectively, compared to $45 million and $140 million, respectively, for the comparable 1997 periods. SG&A expense as a percentage of sales was 9% and 10% for the Third Quarter 1998 and the nine months ended September 30, 1998, respectively, and 10% and 11%, respectively, for the 1997 periods. SG&A spending for the nine months ended September 30, 1998 included $6 million of restructuring charges (see Note 11 and "Restructurings" below) and $7 million of other charges (see Note 15 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs, and costs associated with changing the Company's corporate name. SG&A spending for the nine months ended September 30, 1997 included $6 million of charges primarily for legal and other professional fees directly related to the Communications Distribution (see Note 1). SG&A spending for the 1997 periods also included SG&A expenses related to NLC.

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

OTHER INCOME (EXPENSE)--NET

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

INTEREST INCOME (EXPENSE)--NET

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

OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut down expenses and legal fees. The above charges totalled $25 million, of which, $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)--net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 7) and compensation expense related to key executives of an acquired company. The balance of these reserves was $15 million at September 30, 1998 and relates primarily to inventory.

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

    On July 17, 1998, the Company consummated a transaction with TCI, pursuant to which the Company acquired, in exchange for 21.4 million shares of the Company's Common Stock, certain assets, a license to certain intellectual property, which will enable the Company to conduct authorization services intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications, and a $50 million non-interest bearing note receivable. The net purchase price of $400 million was allocated primarily to the license acquired (see Note 6).

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

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    SEGMENT REPORTING --In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires the reporting of selected information about operating segments in interim financial statements. The Company is currently evaluating the disclosure requirements of this statement and will include the necessary disclosures in the year-end financial statements as required in the initial year of adoption.

    PENSION AND OTHER POSTRETIREMENT DISCLOSURES --In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106." This statement, which is effective for fiscal years beginning after December 15, 1997, requires revised disclosures about pension and other postretirement benefit plans.

    Since the above two statements only revise financial statement disclosures, their adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

    DERIVATIVE AND HEDGE ACCOUNTING --In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

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

    Foreign currency exchange contracts are sensitive to changes in exchange rates. As of September 30, 1998, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the New Taiwan and Canadian dollars, would result in a net $0.2 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

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

February 11, 1999
-----------------
Date