Form 10-K
period 1998-12-31
GENERAL INSTRUMENT CORP
filed 1999-03-31
CIK 1035881

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from       to       Commission file number: 001-12925

                         GENERAL INSTRUMENT CORPORATION

             (Exact name of registrant as specified in its charter)

                           --------------------------

                           DELAWARE                                                       36-4134221
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

 101 TOURNAMENT DRIVE, HORSHAM, PENNSYLVANIA     19044
  (Address of principal executive offices)       (Zip
                                                 Code)

                                 (215) 323-1000
              (Registrant's telephone number, including area code)

                    ----------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                                        Name of each exchange on which registered
Common Stock, par value $.01 per share                                                                       New York Stock Exchange
Preferred Stock Purchase Rights                                                                              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes / /   No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $4.5 billion as of March 15, 1999 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. As of March 15, 1999 there were 177,153,291 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1. BUSINESS

On July 25, 1997, the Company was spun off (the "Distribution") from its former parent company, General Instrument Corporation (the "Distributing Company"), under the name "NextLevel Systems, Inc.," through a distribution of the Company's common stock, par value $.01 per share (the "Common Stock"), to the stockholders of the Distributing Company. Immediately following the Distribution, the Distributing Company changed its corporate name to "General Semiconductor, Inc." ("General Semiconductor"). Effective February 2, 1998, the Company changed its corporate name from "NextLevel Systems, Inc." to "General Instrument Corporation." Unless the context otherwise requires, references to the "Company" or "General Instrument" include General Instrument Corporation and its direct or indirect subsidiaries and the business of the Company as conducted by the Distributing Company prior to the Distribution.

OVERVIEW

The Company is a leading worldwide provider of integrated and interactive broadband access solutions and, with its strategic partners and customers, is advancing the convergence of the Internet, telecommunications and video entertainment industries. The Company is the world's leading supplier of digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators, and is a provider of digital satellite television systems for programmers, direct-to-home ("DTH") satellite networks and private networks for business communications. Through its limited partnership interest in Next Level Communications L.P. (the "Partnership"), the Company provides next-generation broadband access solutions for local telephone companies with the Partnership's NLevel(3)-Registered Trademark-Switched Digital Access System ("NLevel(3)").

BUSINESS STRATEGY

The Company's strategy is to use its technological leadership in providing secure broadband systems and equipment to enhance its leading position in its traditional markets while expanding into new markets. This strategy is based on the belief that (i) consumers in the United States and international markets will continue to demonstrate an increasing demand for new information and entertainment services, and (ii) content and service providers will continue to create new bandwidth-intensive video, voice and data applications. The Company's management believes that these factors will generate a continuing need for systems and equipment with greater capacity for all networks and architectures.

  Since December 1997, the Company has entered into several strategic relationships, including equity investments in the Company by large cable television multiple systems operators ("MSOs"), which are expected to provide a strong foundation for future business development and to reinforce the Company's position as a leading provider of the next generation of broadband communications equipment and systems.

   CABLE CUSTOMER EQUITY OWNERSHIP. The Company has issued warrants to purchase approximately 29 million shares of Common Stock to leading North American cable system operators. These warrants were issued in connection with definitive agreements to supply approximately 15 million digital set-top terminals to such operators. Included among the cable operators entitled to exercise the warrants upon the purchase of set-top terminals from the Company are Tele-Communications, Inc. ("TCI"), Time Warner Cable ("Time Warner"), MediaOne of Delaware, Inc. ("MediaOne"), Comcast Cable Communications, Inc. ("Comcast"), Cox Communications, Inc. ("Cox"), Adelphia Communications Corporation ("Adelphia"), Shaw Communications, Inc. ("Shaw"), Jones Intercable, Inc. ("Jones") and Charter Communications, Inc. ("Charter"). See "- Broadband Network Systems - Digital Network Systems" and Note 18 to the Consolidated Financial Statements.

   SET-TOP AUTHORIZATION SERVICES. The Company issued 21,356,000 shares of its Common Stock to an affiliate of TCI in connection with the Company's acquisition of the set-top authorization services business that controls the receipt of cable programming services delivered to subscribers by TCI's Headend In The Sky-Registered Trademark-. The Company now provides national authorization services throughout the United States to cable operators, many with relatively small individual systems that could not otherwise justify the initial capital investment required to launch a local digital headend computer control system. See "- Broadband Network Systems - Digital Network Systems" and Note 7 to the Consolidated Financial Statements

   SONY CORPORATION. The Company has entered into a strategic alliance with Sony Corporation of America ("Sony") to jointly develop digital television technologies for cable television devices and high definition television ("HDTV") products. In addition, the Company plans to incorporate Sony's Home Network architecture into its advanced digital set-top terminals. In connection with this strategic alliance, Sony purchased 7.5 million shares of Common Stock.

MARKET OVERVIEW

The Company has two reportable segments: Broadband Networks Systems (consisting of digital and analog cable and wireless television systems and transmission network systems) and Satellite and Broadcast Network Systems.

  For financial information about the Company's reportable segments and foreign and domestic operations see Note 21 to the Consolidated Financial Statements.

  Worldwide broadband networks systems sales increased $277 million, or 21%, to $1,569 million in 1998. For the years ended December 31, 1998 and 1997, broadband networks systems sales in the U.S. were 84% and 69%, respectively, combined U.S. and Canadian sales were 86% and 74%, respectively, and all other international sales were 14% and 26%, respectively, of total worldwide broadband networks systems sales. Worldwide broadband networks systems sales were $1,180 million in 1996, of which 33% related to international sales.

  Worldwide satellite and broadcast network systems sales of $418 million for the year ended December 31, 1998, decreased $44 million, or 10%, from the comparable 1997 period. For the years ended December 31, 1998 and 1997, satellite sales in the U.S. were 86% and 76%, respectively, combined U.S. and Canadian sales were 98% and 88%, respectively, and all other international sales were 2% and 12%, respectively, of total worldwide satellite sales. Worldwide satellite and broadcast network systems sales were $575 million in 1996, of which 12% related to international sales.

BROADBAND NETWORKS SYSTEMS

The Company's Broadband Networks product lines are organized as follows within the Broadband Networks Systems Segment: Digital Network Systems, Advanced Network Systems, Transmission Network Systems and IP Network Systems.

   DIGITAL NETWORK SYSTEMS. The Company is the world's leading supplier of secure interactive digital cable television delivery systems. The principal products are: (i) individual network elements, including consumer set-top terminals and various video, audio and data processing equipment used in cable operators' headends; (ii) computer equipment, software and services that secure programming content, download software applications to consumer set-top terminals, authorize individual subscriber services, enable network management and provide interfaces to cable operators' billing systems; and (iii) system integration services for the custom assembly and testing of Company and third-party hardware and software elements.

  North American cable operators began deploying commercial services using the Company's interactive digital delivery systems in 1996. As of December 31, 1998, the Company had shipped approximately 700 digital headend systems throughout North America, passing approximately 34 million homes and over 2.7 million digital cable and wireless set-top terminals. In addition, the Company's digital business is beginning to expand into regions beyond North America such as Europe, the Middle East, Asia/Pacific and Latin America.

  Digital compression technology typically allows cable operators to provide 6 to 12 times the number of programs per traditional channel slot than is possible using analog technology. Initial cable operator demand for the Company's digital products has resulted from: (i) the cable operators' ability to offer additional pay-per-view and other programming choices enabled by such digital compression technology; and (ii) the high quality of digital video/audio, electronic program guides and the potential to offer a wide range of new interactive applications. The Company's digital systems and set-top terminals enable Video-on-Demand ("VOD"), impulse Pay-Per-View, Internet access, e-mail, electronic yellow pages, home shopping, interactive games and educational services. The Company's digital products are designed with an open architecture so that new interactive software applications, being developed by third parties, can be downloaded over the cable network to set-top terminals already installed in consumer homes.

  All of the Company's digital cable set-top terminals utilize the digital transport stream and decode video compliant with the Motion Picture Experts Group 2 ("MPEG-2") international standard and demodulate Quadrature-Amplitute-Modulated signals compliant with International Telecommunications Union international standards. The Company's terminals and delivery systems also use standards-based interactive communications protocols and the Company's proprietary access control technology marketed under the DigiCipher-Registered Trademark- II and MediaCipher-TM- brand names, as well as decode Dolby Digital-Registered Trademark- audio. As of December 31, 1998, the Company's digital terminal shipments have consisted of its DCT-1000, DCT-1200 and DCT-2000 model cable terminals and DWT-1000 model wireless terminals. All of these set-top products are two-way terminals capable of real-time, interactive operation using either a built-in RF return modem or optional telephone return modem. Additionally, all of these set-top products are compatible with the existing installed base of the Company's set-top products. Such compatability enhances security, reduces operating costs and improves bandwidth utilization.

  The Company expects to introduce new two-way interactive set-top terminal models during 1999. The DCT-5000+ model is a high-end terminal that will capitalize on a built-in Data-Over-Cable-Service/Interoperability Specification ("DOCSIS") compliant cable modem, Internet protocols and a unique triple tuner architecture to enable consumers to watch television, surf the World Wide Web and talk on a telephone simultaneously. The DVi-2000 and DVi-5000 models, which include Digital Video Broadcast Standard ("DVB") compliant technologies such as Musicam-Registered Trademark- audio decoding, target European and other international cable operators.

  The Company has entered into definitive agreements with leading North American cable operators to supply approximately 15 million digital set-top terminals, consistent with the cable industry's OpenCable initiative, over a three to five year period beginning in 1998, with an estimated value of $4.5 billion. The Company has issued warrants to purchase approximately 29 million shares of the Company's Common Stock to these cable operators in connection with such agreements. Included among these cable operators entitled to purchase set-top terminals from the Company are TCI, Time Warner, MediaOne, Comcast, Cox, Adelphia, Shaw, Jones, Charter, Suburban Cable Company, Intermedia Cable and Bresnan Communications Company, which cable operators have a collective subscriber base of over 46 million.

  In July 1998, the Company completed its acquisition from TCI's affiliates of certain physical assets and a license of associated intellectual property to enable it to provide the set-top authorization services that control the receipt of cable programming services delivered to subscribers by TCI's Headend In The Sky and other programmers. The Company issued 21,356,000 shares of its Common Stock to an affiliate of TCI in connection with this acquisition. The Company now provides national authorization services throughout the United States to MSOs, many with relatively small individual systems that could not otherwise justify the initial capital investment required to launch a local digital headend computer control system. The Company continues to supply its internally developed DAC-6000 model controller for local and regional authorization systems solutions for operators with larger individual system subscriber bases.

   ADVANCED NETWORK SYSTEMS. The Company is the world's leading provider of addressable analog set-top systems which enable cable operator control and subscriber access to a number of advanced entertainment services and features. The principal products include consumer set-top terminals and the associated central office headend computer and processing equipment. Use of these addressable systems enables operators to provide a suite of service offerings, including: pay-per-view, multiple tiers of programming services, and advanced video, audio and data entertainment services.

  Beginning in early 1995, the Company began shipping its latest generation Consumer Friendly Terminal system ("CFT"), the CFT2200 interactive advanced analog system, adding a new level of service offering to the prior analog platforms. The CFT2200 two-way interactive advanced analog terminal provides cable operators with the most complete set of services available today over an analog platform, including Internet access, interactive programming guides, CD-quality music, near video-on-demand ("NVOD"), supplemental sports and entertainment information and local information-on-demand. The Company shipped approximately 2.8 million and 3.2 million CFT advanced analog terminals for the years ended December 31, 1998 and December 31, 1997, respectively.

  The Company sells addressable analog set-top systems throughout the world, and is the market leader in North and South America, Europe, and Asia with the CFT advanced platform. The Company estimates that its market share in the U.S. analog addressable market has exceeded 50% for the last several years, both in the traditional and advanced product areas. While management expects that the Company's advanced analog cable products will continue to satisfy cable and wireless operator demands worldwide for several years, due to the anticipated increased availability and use of digital cable products, the Company expects that demand in North America for its analog cable products will continue to decline.

   TRANSMISSION NETWORK SYSTEMS. The Company's transmission products provide end-to-end solutions that enable the transformation of the traditional cable television network into a two-way, fiber-rich, high speed voice/ video/data network. Transmission products include headend signal processing equipment, distribution amplifiers, fiber optic transmission equipment and passive components for wired television distribution systems.

  The Company's management expects cable television operators in the United States and abroad to continue to upgrade their basic networks and invest in new system capacity primarily to compete with other television programming sources, such as DTH, as well as to capitalize on the rapid growth in demand for new voice and data services, including high-speed Internet access. Further opportunities exist internationally where cable penetration is low and demand for both entertainment and high speed internet access is growing.

   IP NETWORK SYSTEMS. The Company's management believes Internet Protocol ("IP")-based high-speed data and telephony solutions over two-way cable networks present significant growth opportunities for the Company. To best capitalize on this market, the Company consolidated the management activities of its high-speed cable modem business with the emerging IP-based telephony business. The Company's family of Surfboard-Registered Trademark-high-speed cable modems are capable of delivering information through a cable television network at speeds significantly faster than a traditional telephony modem, while delivering instructions and other information upstream from the consumer over either the telephone lines in one-way systems or utilizing the cable network in two-way systems. The Company has been a leading proponent of two-way cable modem networks compliant with interoperable standards based upon DOCSIS and has entered into a working relationship with Cisco Systems, Inc. ("Cisco") to further the mass deployment of this technology.

  During 1998, the Company intensified its focus on local loop telephony solutions leveraging the standards-based DOCSIS network infrastructure. AT&T Corporation ("AT&T") has identified IP telephony as its solution of choice for providing local telephony service over cable networks. With its relationship with Cisco, the Company announced in January 1999 its intent to work with AT&T to develop and bring to market a seamless, end-to-end IP telephony solution. The Company is developing a broad portfolio of communication gateway products to enable IP telephony, including an option for the DCT 5000+, a variant of the Surfboard-Registered Trademark- high-speed data modem, and a point-of-entry mounted broadband telecommunications interface unit, or "BTI."

SATELLITE AND BROADCAST NETWORK SYSTEMS.

The Company is a provider of digital satellite television systems for programmers, DTH satellite network providers and private networks for business communications and distance learning. The Company offers a broad product line of digital compression and transmission systems including MPEG-2, DVB and Advanced Television Systems Committee compliant solutions. The Company also sees an emerging business opportunity for digital broadcast products related to the delivery of high definition and standard definition digital video signals by the cable and broadcast industries.

  The Company designs, manufactures and sells analog and digital satellite uplink and downlink products for commercial and consumer use. Using the Company's DigiCipher-Registered Trademark- II digital technology, commercial customers are able to compress their video, audio and data transmissions resulting in significant cost savings over traditional analog transmission. The Company also offers state-of-the-art network management and access control products and services that allow program packagers to efficiently and cost-effectively manage customer transactions and securely transmit their programming to only authorized end-users. The Company is the leading manufacturer of access control and scrambling and descrambling equipment used by television programmers for the satellite distribution of proprietary programming. The Company is also a leading supplier of digital satellite systems to private networks for business communications and distance learning.

  In 1998, in support of the government-mandated conversion to digital terrestrial television, the Company delivered its first commercial high definition television (HDTV) encoding and decoding equipment to the CBS Television Network and Home Box Office (HBO), as well as local television stations in the U.S.

  The Company's analog satellite products are the exclusive systems for distributing encrypted C-band (large dish) satellite-delivered programming to cable television operators and large-diameter backyard satellite dish owners. Sales of analog consumer descramblers have declined, as expected, to minimal levels over the past two years and are expected to continue to decline because of the availability of competing digital satellite video services. The Company introduced its first digital descramblers for the backyard C-band market in 1997. This product, called 4DTV-Registered Trademark-, allows C-band dish owners to take advantage of the wealth of digital programming now being transmitted by satellite. There can be no assurance, however, as to the degree of market acceptance of this product. To date, significant quantities of 4DTV have not been shipped.

  The Company is currently the sole supplier of digital satellite receivers and digital satellite encoders to PRIMESTAR, Inc. ("PRIMESTAR"), representing approximately 11% of the Company's consolidated net sales for the year ended December 31, 1998. PRIMESTAR, the second largest provider of satellite television entertainment in the United States, currently operates a 160 channel medium-power direct broadcast satellite ("DBS") service. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 21 to the Consolidated Financial Statements.

  On January 22, 1999, PRIMESTAR announced that it reached an agreement to sell its medium-power DBS business and assets as well as its rights to acquire high-power satellite assets to Hughes Electronics Corporation ("Hughes"). While the announcement stated that Hughes' DIRECTV expects to operate PRIMESTAR's medium-power business for a period of approximately two years, during which time it intends to transition PRIMESTAR subscribers to the high-power DIRECTV service, the Company is currently uncertain whether and to what extent PRIMESTAR will continue to order and purchase medium power-equipment from the Company. Further, the Company does not expect to supply any high-power equipment to PRIMESTAR. The announcement stated that if the proposed transaction with Hughes is not consummated for any reason, PRIMESTAR intends to continue its medium-power business. The loss of PRIMESTAR as a continuing customer of the Company will have a significant impact on the Company's satellite business.

NEXT LEVEL COMMUNICATIONS L.P.

The Partnership is a leading provider of next-generation integrated full service digital loop carrier ("DLC") and fiber-to-the-curb ("FTTC") systems that deliver telephony, video and data for local telephone companies, including Bell Atlantic Corporation ("Bell Atlantic") and U S West Communications ("U S West"). The Partnership's product, NLevel(3), is designed to permit the cost effective delivery of a suite of standard and advanced telephony services over twisted pair networks, including high-speed data/Internet, distance learning, video services as well as basic telephone services, to the home from a single access platform.

  In the fourth quarter of 1996, Next Level Communications ("NLC") entered into an agreement with a subsidiary of NYNEX Corporation, now Bell Atlantic, pursuant to which the Partnership will supply its NLevel(3) system for one million lines of telephone service in metropolitan New York City and Boston. Initial deployment for the greater Boston area began in the first quarter of 1997. Bell Atlantic also has options to extend its deployment of the NLevel(3) system to up to five million lines. In the third quarter of 1997, NLC entered into an agreement with U S West, pursuant to which the Partnership will supply its NLevel(3) system for 450,000 lines of broadband xDSL access. In addition, in July 1998, U S West selected the Partnership to supply DLC and FTTC systems for the delivery of broadband video, high-speed data/Internet, and basic telephone services.

  In January 1998, the Company transferred the business of NLC, including its net assets, principally technology, and its management and workforce to the Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). An entity controlled by Spencer Trask & Co., the operating general partner of the Partnership, acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. Pursuant to an agreement entered into in July 1998, the Company agreed to make an additional $50 million equity investment in the Partnership, which will increase its limited partnership interest to more than 90%. Through

December 31, 1998, the Company paid $16 million of the $50 million equity investment. The remainder of this investment will be paid during the first half of 1999. See Note 8 to the Consolidated Financial Statements. Pursuant to the partnership agreement, the operating general partner controls the Partnership and is responsible for developing the business plan and infrastructure necessary to position the Partnership as a stand-alone company.

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

RESEARCH AND DEVELOPMENT

The Company intends to continue the current policy of actively pursuing the development of new technologies and applications. Research and development expenditures for the year ended December 31, 1998 were $244 million (including a $75 million charge to fully reserve the research and development advance made to the Partnership, see Note 8 to the Consolidated Financial Statements) compared to $208 million and $198 million for the years ended December 31, 1997 and 1996, respectively. The Company's management expects research and development expenditures to approximate $165 million in 1999. Research and development expenditures reflect the continued development of the Company's digital set-top terminals, broadband telephony, cable modems, advanced digital systems for cable and satellite television distribution and product development through strategic alliances.

SALES AND DISTRIBUTION

The Company's broadband communications products and services are marketed primarily to cable television operators and telephone companies. The Company's satellite communications products are marketed to satellite television programmers and providers as well as cable television operators. Demand for the Company's products will depend primarily on capital spending by cable television operators, satellite programmers and telephone companies for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, a majority of the Company's sales and profitability, will be affected by a variety of factors, including general economic conditions, the continuing trend of consolidation within the cable industry, the financial condition of domestic cable television system operators and their access to financing, competition from DTH, satellite, wireless television providers and telephone companies offering video programming, technological developments and standardization efforts that impact the deployment of new equipment and new legislation and regulations affecting the equipment used by cable television system operators and their customers. While the Company's management believes that cable television capital spending is likely to increase as cable operators upgrade their basic networks and move from basic analog to advanced analog and digital systems, there can be no assurance that such increase from historical levels will occur or that existing levels will be maintained.

  Broadband and satellite communications systems are sold primarily through the efforts of sales personnel employed by the Company who are skilled in the technology of the particular system.

  Although the domestic cable television industry is comprised of thousands of cable systems, a small number of MSOs own a majority of cable television systems and account for a significant portion of the capital expenditures made by cable television system operators. The loss of business from a significant MSO could have a material adverse effect on the business of the Company. TCI, including its affiliates, accounted for 31% of the consolidated net sales of the Company for the year ended

December 31, 1998. See Note 19 to the Consolidated Financial Statements. PRIMESTAR accounted for 11% of the consolidated net sales of the Company for the year ended December 31, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to the Consolidated Financial Statements.

PATENTS

The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that the Company considers important to the development of its business. Although the Company's management believes that its patents provide a competitive advantage, the Company will rely equally on its proprietary knowledge and ongoing technological innovation to develop and maintain its competitive position.

BACKLOG

As of December 31, 1998 and December 31, 1997, the Company had a backlog of approximately $636 million and $484 million, respectively. Backlog includes only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict accurately the amount of backlog orders that will result in sales.

COMPETITION

The Company's products will compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than the Company, and the rapid technological changes occurring in the Company's markets are expected to lead to the entry of new competitors. The Company's ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in the Company's ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on the Company's sales and profitability. The Company believes that it enjoys a strong competitive position because of its large installed cable television equipment base, its strong relationships with the major MSOs, its technological leadership and new product development capabilities, and the likely need for compatibility of new technologies with currently installed systems. There can be no assurance, however, that competitors will not be able to develop systems compatible with, or that are alternatives to, the Company's proprietary technology or systems, or that the Company will be able to introduce new products and technologies on a timely basis. In addition, the Partnership is competing in the local telephone access equipment market with a number of well-established suppliers. There is no assurance that the Partnership will be successful in this market.

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

EMPLOYEES

As of March 1, 1999, approximately 7,800 people were employed by the Company. Of these employees, approximately 1,900, 2,400 and 3,200 were located at the U.S., Taiwan and Mexico facilities, respectively, with the balance located in Europe, Latin America and the Far East. As of March 1, 1999, approximately 500 of the Company's employees were covered by collective bargaining agreements. Of these employees, approximately 300 were located at the Mexican facilities and approximately 200 were located at facilities in Germany. The management of the Company believes that its relations with both its union and non-union employees are satisfactory.

ITEM 2. PROPERTIES

The Company has manufacturing, warehouse, sales, research and development and administrative facilities worldwide which have an aggregate floor space of 1.8 million square feet. Of these facilities, aggregate floor space of approximately
1.1 million square feet is leased and the remainder is owned by the Company. The management of the Company does not believe that there is any material long-term excess capacity in the Company's facilities, although utilization is subject to change based on customer demand. The Company's primary manufacturing facilities are located in Taiwan and Mexico. The Company also has smaller manufacturing facilities in San Diego, California, Lewisville, Texas, and Bad Salzdetfurth, Germany. In addition, the Company leases office space for its sales, marketing and engineering personnel in the U.S., Europe, Asia, and Latin America. The Company's corporate headquarters are located in Horsham, Pennsylvania. The management of the Company believes that the Company's facilities and equipment generally are well maintained, in good operating condition and suitable for the Company's purposes and adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distribution, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT2200 and Digicipher-Registered Trademark- products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distribution, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. The Company intends to vigorously contest these actions.

  An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP.was brought in February 1996 by certain holders of preferred stock of NLC, which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants filed a motion to dismiss parts of the amended complaint and answered the balance of the amended complaint, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of Section 14(a) of the Exchange Act, and denied the remainder of the defendants' motion to dismiss. In November, 1998, the defendants filed an answer to the remaining parts of the amended complaint, denying liability. The Company intends to vigorously contest this action.

  In connection with the Distribution, the Company has agreed to indemnify General Semiconductor with respect of its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

  On February 19, 1998, a consolidated securities class action complaint entitled IN RE NEXTLEVEL SYSTEMS, INC. SECURITIES LITIGATION was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants moved to dismiss the remaining counts of the complaint. The Company intends to vigorously contest this action.

  On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION AND DSC TECHNOLOGIES CORPORATION V. NEXT LEVEL COMMUNICATIONS L.P., KK MANAGER, L.L.C., GENERAL INSTRUMENT CORPORATION AND SPENCER TRASK & CO., INC. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") alleged that in connection with the formation of the Partnership and the transfer to it of NLC's switched digital video technology, the Partnership and KK Manager, L.L.C. misappropriated DSC's trade secrets; that the Company improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask & Co., Inc. conspired to misappropriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, the Company and the other defendants filed an action in the United States District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit involving DSC, pursuant to which NLC had paid $140 million. On May 14, 1998, the Texas court granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. That injunction order is now on appeal to the United States Court of Appeal for the Fifth Circuit where it has been briefed and awaits determination. On July 6, 1998, the defendants filed a motion for summary judgment with the Texas court requesting a permanent injunction preventing DSC from proceeding with this litigation. As a result of the preliminary injunction, the Delaware Action has been stayed in its entirety. The Company intends to vigorously contest this action.

  In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages (as specified below). The first part of a bifurcated arbitration proceeding began on March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. A separate hearing relating to certain of the Company's digital set top boxes and satellite products will be scheduled for a later date. On January 25, 1999, the Company received a copy of StarSight's Statement of Damages, as directed by the arbitration panel. This statement identifies purported damages arising from the sale by the Company of certain analog set top boxes containing a native electronic program guide. StarSight alleges that it is entitled to collect $90 million to $177 million in compensatory damages and an unspecified amount of punitive damages.

StarSight is seeking additional damages, including consequential damages, relating to the Company's digital set top boxes. The Company has denied StarSight's allegations and intends to vigorously contest this action.

  On November 30, 1998, an action entitled GEMSTAR DEVELOPMENT CORPORATION AND INDEX SYSTEMS, INC. V. GENERAL INSTRUMENT CORPORATION was filed in the United States District Court for the Northern District of California. The complaint alleges infringement by the Company of two U.S. patents allegedly covering electronic program guides. The complaint seeks unspecified damages and an injunction. The plaintiffs have sought to consolidate discovery for this action with similar actions pending against Pioneer Electronics Corp. and Scientific-Atlanta, Inc. The Company has responded to the plaintiffs' motion, currently pending before the Judicial Panel on Multidistrict Litigation (the "Judicial Panel"). On January 27, 1999, the court entered an order staying these proceedings until the Judicial Panel decides the plaintiffs' consolidation motion. The Company denies that it infringes the subject patents and intends to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed and traded under the symbol GIC on the New York Stock Exchange. The Common Stock began trading on July 24, 1997, as a result of the Distribution. The Company did not pay dividends on its Common Stock during 1998. The Company's ability to pay cash dividends on its Common Stock is limited by certain covenants contained in a credit agreement to which the Company is a party.

                                                 Stock Price Ranges
                                              ------------------------
                                                     High          Low
                                              -----------  -----------

1997

Third quarter                                 $ 21 1/2     $ 16

Fourth quarter                                $ 19 1/8     $ 12 5/8

1998

First quarter                                 $ 22         $ 16 7/16

Second quarter                                $ 28 3/4     $ 19 3/4

Third quarter                                 $ 29 1/2     $ 16 11/16

Fourth quarter                                $ 36 15/16   $ 17 1/2

  As of March 23, 1999, the number of registered stockholders of record of the Company's Common Stock was 904.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY

                                                                Year Ended December 31,
                                                    -----------------------------------------------
(In millions, except per share data)                 1998(a)   1997(b)   1996(c)   1995(d)   1994(e)
                                                    -------   -------   -------   -------   -------

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Net sales                                           $ 1,988   $ 1,764   $ 1,756   $ 1,533   $ 1,275

Cost of sales                                         1,431     1,336     1,350     1,080       878

Gross profit                                            557       428       406       453       397

Selling, general and administrative                     194       215       174       138       103

Research and development                                244       208       198       138       105

Purchased in-process technology                          --        --        --       140        --

Amortization of excess of cost over fair value of
  net assets acquired                                    14        15        14        14        15

NLC litigation costs                                     --        --       141        --        --

Operating income (loss)                                 104       (10)     (122)       22       175

Interest income (expense), net                            1        (5)      (26)      (23)      (27)

Income (loss) before income taxes and cumulative
  effect of changes in accounting principles             94       (10)     (149)       (2)      149

Net income (loss)                                   $    55   $   (16)  $   (96)  $     4   $   121

Earnings per share - basic                          $  0.35

Earnings per share - diluted                        $  0.33

Pro forma loss per share - basic and diluted (f)              $ (0.11)  $ (0.65)

                                                                     December 31,
                                                    -----------------------------------------------
                                                       1998      1997      1996      1995      1994
                                                    -------   -------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:

Total assets                                        $ 2,188   $ 1,675   $ 1,630   $ 1,354   $ 1,199

Other non-current liabilities                            68        66       188        75        78

Stockholders' equity                                  1,650     1,215     1,051       926       764

--------------------------

(a) Includes charges of $124 million ($79 million net-of-tax) reflecting restructuring and other charges primarily including costs related to the closure of various facilities, including the Company's satellite TV manufacturing facility in Puerto Rico, severance and other employee separation costs, the write-down of fixed assets to their estimated fair values and inventory to its lower of cost or market, as well as a $75 million charge to fully reserve for the R&D advance made to the Partnership (see Notes 5, 6 and 8 to the consolidated financial statements contained in Item 8).

(b) Includes charges of $110 million ($79 million net-of-tax) reflecting restructuring and other charges primarily including costs related to the closure of various facilities, including the Company's satellite TV manufacturing facility in Puerto Rico, severance and other employee separation costs, the write-down of inventory to its lower of cost or market, the write-down of fixed assets to their estimated fair values and costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, Inc. (see Notes 1, 5 and 6).

(c) Includes charges of $226 million ($145 million net-of-tax) reflecting Next Level Communications ("NLC") litigation costs, restructuring charges and other charges primarily related to the transition to the Company's next-generation digital products and the write-down of inventory to its lower of cost or market (see Notes 5, 6 and 16).

(d) Includes a charge of $140 million ($90 million net-of-tax) for purchased in-process technology in connection with the acquisition of NLC (see Note 8).

(e) Includes an income tax benefit of $31 million, as a result of a reduction in a valuation allowance related to domestic deferred income tax assets.

(f) Prior to the Distributions (see Note 1), the Company did not have its own capital structure; accordingly, pro forma per share information has only been presented for the years ended December 31, 1997 and 1996. The pro forma loss per share was calculated by dividing the net loss by the pro forma weighted-average number of shares outstanding. The pro forma weighted-average number of shares outstanding used for 1996 equaled the number of common shares issued on the date of the Distributions, and for 1997, included the number of common shares issued on the date of the Distributions plus the actual share activity during the period subsequent to the Distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide provider of integrated and interactive broadband access solutions and, with its strategic partners and customers, is advancing the convergence of the Internet, telecommunications and video entertainment industries. The Company was formerly the Communications Business of the former General Instrument Corporation (the "Distributing Company"). In July 1997, the Distributing Company distributed all of its outstanding shares of capital stock of the Company to its stockholders, and the Company then began operating as a publicly traded independent entity.

  The Company's consolidated financial statements and notes to the consolidated financial statements ("Notes"), included elsewhere in this Form 10-K, should be read as an integral part of the following financial review.

COMPARISON OF RESULTS OF OPERATIONS FOR THE
YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1997

NET SALES. Net sales for the year ended December 31, 1998 were $1,988 million compared to $1,764 million for the year ended December 31, 1997. Net sales in 1998 when compared to 1997 reflect higher sales of digital cable systems, partially offset by lower sales of analog cable systems and a decline in international sales. Analog and digital products represented 44% and 56%, respectively, of total sales in 1998 compared to 58% and 42%, respectively, of total sales in 1997.

  Worldwide broadband sales (consisting of digital and analog cable and wireless television systems and transmission network systems) increased $277 million, or 21%, to $1,569 million in 1998 primarily as a result of increased U.S. sales volumes of digital cable terminals and headends, partially offset by lower sales of analog cable systems. These sales reflect the increasing commitment of U.S. cable television operators to deploy interactive digital systems in order to offer advanced entertainment, interactive services and Internet access to their customers. For the years ended December 31, 1998 and 1997, broadband sales in the U.S. were 84% and 69%, respectively, combined U.S. and Canadian sales were 86% and 74%, respectively, and all other international sales were 14% and 26%, respectively, of total worldwide broadband sales.

  Worldwide satellite sales of $418 million for the year ended December 31, 1998 decreased $44 million, or 10%, from the comparable 1997 period primarily as a result of lower private and commercial network sales in international markets. For the years ended December 31, 1998 and 1997, satellite sales in the U.S. were 86% and 76%, respectively, combined U.S. and Canadian sales were 98% and 88%, respectively, and all other international sales were 2% and 12%, respectively, of total worldwide satellite sales.

  The decrease in broadband and satellite international sales during 1998 was experienced in all international regions. The largest decreases in sales were experienced in the Asia/Pacific and Latin American regions, and there can be no assurance that international sales will return to 1997 levels in the near term.

  On January 22, 1999, PRIMESTAR, Inc. ("PRIMESTAR") announced that it reached an agreement to sell its direct broadcast satellite ("DBS") medium-power business and assets as well as its rights to acquire high-power satellite assets to Hughes Electronics Corporation ("Hughes"). Sales to PRIMESTAR accounted for 11% of the Company's sales in 1998. The Company is currently uncertain whether and to what extent PRIMESTAR will continue to order and purchase medium-power equipment from the Company. Further, the Company does not expect to supply any high-power equipment to PRIMESTAR. See "Developments Related to PRIMESTAR" below.

   GROSS PROFIT. Gross profit increased $129 million, or 30%, to $557 million in 1998 from $428 million in 1997 and was 28% of sales in 1998 compared to 24% in 1997. Gross profit for the year ended December 31, 1998 was reduced by $9 million of restructuring charges (see Note 5 and "Restructurings" below) and $18 million of other charges (see Note 6 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market. Gross profit for the year ended December 31, 1997 was reduced by $84 million of charges primarily related to the closure of the Company's Puerto Rico satellite manufacturing facility, employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, Inc. and the write-down of inventories to their lower of cost or market (see Notes 1, 5 and 6). Gross profit increases primarily reflect increased sales levels as well as product cost reductions, driven primarily by chip integration and productivity improvements at the Company's Taiwan manufacturing facility.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was $194 million in 1998 compared to $215 million in 1997 and was 10% of sales in 1998 compared to 12% in 1997. SG&A expense for the year ended December 31, 1998 included $6 million of restructuring charges (see Note 5 and "Restructurings" below) and $7 million of other charges (see Note 6 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs, and costs associated with changing the Company's corporate name. SG&A expense in 1997 included $28 million of charges related to severance and other employee separation costs, costs associated with the closure of various facilities and legal and other professional fees incurred in connection with the Distributions (see Notes 1, 5 and 6), partially offset by a $5 million credit related to the collection of certain receivables previously considered to be uncollectible. SG&A spending for 1997 also included SG&A expenses related to NLC.

   RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense increased $36 million, or 17%, to $244 million in 1998 from $208 million in 1997 and was 12% of sales in 1998 and 1997. R&D expense for the year ended December 31, 1998 included a $75 million charge to fully reserve the Partnership Note (see Note
8). Proceeds of the Partnership Note are being utilized by the Partnership to fund research and development activities through 1999 to develop, for widespread commercial deployment, the next-generation telecommunications technology for the delivery of telephony, video, and data from the telephone company central office to the home. Such widespread deployment is not expected until the latter part of 1999 or early in 2000; however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment. R&D expense for the year ended December 31, 1997 included $9 million of charges primarily related to the write-down of certain assets used in R&D activities to their estimated fair values (see Notes 5 and 6). R&D spending in 1998 reflects the continued development of the Company's digital set-top terminals, broadband telephony, cable modems, advanced digital systems for cable and satellite television distribution and product development through strategic alliances.

   OTHER INCOME (EXPENSE) - NET. Other expense - net of $12 million for the year ended December 31, 1998 primarily included the Company's equity interest in the Partnership's loss (see Note 8), which includes the BBT litigation settlement (see Note 16) and compensation expense related to key executives of an acquired company, partially offset by gains on the sale of a portion of the Company's investment in Ciena Corporation and the settlement of an insurance claim. Other income of $6 million for the year ended December 31, 1997 predominantly reflects net investment gains, primarily from the sale of a portion of the Company's investment in Ciena Corporation.

   INTEREST INCOME (EXPENSE) - NET. Interest expense - net for the year ended December 31, 1997 includes an allocation of interest expense from the Distributing Company, which was allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company for the period prior to the date of the Communications Distribution. Net interest expense allocated to the Company was $15 million for the year ended December 31, 1997. Subsequent to July 25, 1997, the date of the Communications Distribution, net interest represents actual net interest expense incurred by the Company.

   INCOME TAXES. Through the date of the Distributions, income taxes were determined as if the Company had filed separate tax returns under its then existing structure for the periods presented. The Company recorded provisions for income taxes of $38 million and $6 million for the years ended December 31, 1998 and 1997, respectively. Excluding the restructuring and other net charges recorded in 1998 and 1997, the effective tax rates were 38%.

   DEVELOPMENTS RELATED TO PRIMESTAR. PRIMESTAR is the second largest provider of satellite television entertainment in the United States and currently operates a 160-channel medium-power DBS service. The Company is currently the sole supplier of digital satellite receivers and digital satellite encoders to PRIMESTAR.

  The announcement of the proposed acquisition of PRIMESTAR, described above, stated that if the proposed transaction with Hughes is not consummated for any reason, PRIMESTAR intends to continue its medium-power business. Prior to this announcement, the Company had estimated that 1999 revenues from the sale of equipment to PRIMESTAR would be approximately $100 million. The Company believes that, if the proposed acquisition is consummated, such revenues will be substantially reduced. While the Company expects to minimize the effect of the potential loss of revenue from PRIMESTAR through increased sales of its digital cable systems and reductions in overhead expenses, there can be no assurance that the Company will be successful in replacing this lost revenue. In February 1999, the Company evaluated its overhead structure and has taken steps to further consolidate its San Diego, California and Horsham, Pennsylvania operations, including reducing headcount by approximately 200. The Company expects to take a pre-tax charge during the first quarter of 1999 of approximately $15 million, for severance and facility consolidation costs. Approximately $10 million of this charge requires cash payments, which the Company expects to make during 1999. The employee reductions are expected to decrease ongoing SG&A expenses by approximately $25 million during 1999.

  The loss of PRIMESTAR as a continuing customer will have a significant impact on the Company's satellite business. However, absent the failure of PRIMESTAR to honor its contractual commitments with the Company, the Company believes that the loss of PRIMESTAR's business will not have a material adverse effect on the Company's financial condition or results of operations.

   RESTRUCTURINGS. In the first half of 1997, in connection with the Distributions, the Company recorded pre-tax charges to cost of sales of $18 million for employee costs, which included a curtailment and settlement loss of $4 million, related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Further, the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions. These charges did not result in the reduction of future costs; therefore, they have not had and are not expected to have a significant impact on the Company's results of operations and cash flows.

  In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company has not experienced reduced revenues as a result of the closure of this manufacturing facility since the products previously manufactured at this location are currently being manufactured by subcontractors in the U.S. and were sold by the Company during 1998. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. All of the fourth quarter severance and other employee separation costs were paid by the end of 1998. Costs associated with the closure of facilities include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008 (see Note 5). These restructuring costs provided cost savings in certain satellite production processes; however, declining demand for certain satellite products has substantially offset the cost reductions.

  As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A and $1 million as research and development expense. As of December 31, 1998, approximately $1 million of the first quarter severance costs remain to be paid and will be paid during 1999 (see Note 5).

  In connection with the developments related to PRIMSTAR, in February 1999, the Company evaluated its overhead structure and has taken steps to further consolidate its San Diego, California and Horsham, Pennsylvania operations, including reducing headcount by approximately 200. The Company expects to take a pre-tax charge during the first quarter of 1999 of approximately $15 million, for severance and facility consolidation costs.

   OTHER CHARGES. In the fourth quarter of 1997, the Company recorded $61 million ($44 million net of tax) of other charges, partially offset by $11 million ($7 million net of tax) of other income, described below. In conjunction with the assessment of the satellite business, management concluded that future sales of certain satellite products would not be sufficient to recover the carrying value of related inventory. Accordingly, the Company recorded a $43 million charge to write-down inventory to its lower of cost or market. Concurrent with this inventory write-down, management reviewed the fixed assets and equipment related to production and testing associated with these products and concluded that their carrying value would no longer be recoverable since such assets would no longer be utilized and, accordingly, the Company wrote-down such assets by $10 million to their estimated scrap value, which management believes approximated fair value. These fixed assets were not being utilized as of December 31, 1997 and 1998. A portion of these fixed assets have been disposed of and the Company expects that the remaining assets will be disposed of during 1999. The Company incurred approximately $8 million of professional fees related to the assessment of the satellite business. Of the $61 million of charges, $45 million were recorded as cost of sales, $8 million were recorded as SG&A expense and $8 million were recorded as research and development expense. The $61 million of other charges were partially offset by $11 million of other income related to investment gains and income associated with the reversal of accrued interest related to the final NLC Litigation settlement on the date the court issued its final ruling.

  The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut down expenses and legal fees. The above charges totaled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense)-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 16) and compensation expense related to key executives of an acquired company (see Note 6).

COMPARISON OF RESULTS OF OPERATIONS FOR THE
YEAR ENDED DECEMBER 31, 1997 WITH THE YEAR ENDED DECEMBER 31, 1996

NET SALES. Net sales for the year ended December 31, 1997 were $1,764 million compared to $1,756 million for the year ended December 31, 1996. Net sales in 1997 when compared to 1996 reflect higher sales of digital cable TV systems and interactive advanced analog TV systems, offset by lower sales of basic analog cable TV systems, cable transmission network systems, digital satellite receivers and private/commercial network satellite systems. Analog and digital products represented 58% and 42%, respectively, of total sales in 1997 compared to 67% and 33%, respectively, of total sales in 1996.

  Worldwide broadband sales (consisting of digital and analog cable and wireless television systems and transmission network systems) increased $112 million, or 10%, to $1,293 million in 1997 primarily as a result of increased U.S. sales volumes of digital cable TV terminals and headends and CFT advanced analog cable TV terminals, partially offset by lower sales of basic analog cable and transmission network systems. These sales reflect the increasing commitment of U.S. cable television operators to deploy state-of-the-art digital and interactive advanced analog systems in order to offer advanced entertainment, interactive services and Internet access to their customers. International broadband sales increased $11 million, or 3%, to $403 million in 1997 and represented 31% of worldwide broadband sales in 1997 compared to 33% in 1996. Worldwide satellite sales of $462 million for the year ended December 31, 1997 decreased $113 million, or 20%, from 1996 primarily as a result of lower sales volumes of digital satellite receivers to PRIMESTAR. International satellite sales increased $41 million, or 59%, to $110 million in 1997, primarily as a result of higher Canadian sales. International satellite sales represented 24% of worldwide satellite sales in 1997 compared to 12% in 1996. NLC sales were $9 million in 1997.

   GROSS PROFIT. Gross profit increased $22 million, or 5%, to $428 million in 1997 from $406 million in 1996 and was 24% of sales in 1997 compared to 23% in 1996. Gross profit for the year ended December 31, 1997 was reduced by $84 million of charges primarily related to the closure of the Company's Puerto Rico satellite manufacturing facility, employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor, Inc. and the write-down of inventories to their lower of cost or market (see Notes 1, 5 and 6). Gross profit for the year ended December 31, 1996 was reduced by $71 million of charges primarily related to the write-down of inventories to their lower of cost or market and the accrual of upgrade and product warranty liabilities in connection with the transition to the Company's next-generation digital products (see Note 6). The higher gross profit and gross profit margin in 1997 resulted from higher production volumes and ongoing cost reduction programs on digital and advanced analog products.

   SELLING, GENERAL AND ADMINISTRATIVE. SG&A expense was $215 million in 1997 compared to $174 million in 1996 and was 12% of sales in 1997 compared to 10% in 1996. SG&A expense for the year ended December 31, 1997 included $28 million of charges related to severance and other employee separation costs, costs associated with the closure of various facilities and legal and other professional fees incurred in connection with the Distributions (see Notes 1, 5 and 6), partially offset by a $5 million credit related to the collection of certain receivables previously considered to be uncollectible. SG&A expense in 1996 included $14 million of charges primarily related to employee separation costs due to the Distributing Company's plan to separate into three independent companies, the write-down of various fixed assets to their estimated fair values and the settlement of a litigation matter (see Notes 1, 5 and 6). SG&A base spending was also greater in 1997 than in 1996 as a result of increased marketing and field support for NLC's Nleve1(3)-Registered Trademark- telephony system and the Company's DVB-compliant digital satellite products and increased sales force, field support and marketing in international cable and satellite television markets.

   RESEARCH AND DEVELOPMENT. R&D expense increased $10 million, or 5%, to $208 million in 1997 from $198 million in 1996 and was 12% of sales in 1997 compared to 11% in 1996. R&D expense for the year ended December 31, 1997 included $9 million of charges primarily related to the write-down of fixed assets used in R&D activities to their estimated fair values (see Notes 5 and 6). R&D spending in 1997 reflects: the continued development of next-generation products, including high-speed data systems for cable and telephone networks, switched-digital access systems for fiber and twisted-pair networks, as well as the modification of existing products for international markets; the continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances. In addition, in 1997, the Company remained focused on reducing costs and enhancing the features of its digital cable and satellite television systems.

  The NLC business has expended approximately $50 million in research and development costs from the date of the Company's acquisition of the NLC business in 1995 through December 31, 1997.

   OTHER INCOME (EXPENSE) - NET. Other income of $6 million for the year ended December 31, 1997 predominantly reflects investment gains, primarily from the sale of a portion of the Company's investment in Ciena Corporation.

   INTEREST INCOME (EXPENSE) - NET. Net interest expense represents an allocation of interest expense from the Distributing Company based upon the Company's net assets as a percentage of the total net assets of the Distributing Company through July 25, 1997, the date of the Distributions. Net interest expense allocated to the Company was $15 million for the year ended December 31, 1997 compared to $26 million in 1996. Subsequent to July 25, 1997, net interest income primarily represents actual interest earned on the Company's net cash balance and the net reversal of accrued interest subsequent to receiving a revised final judgment in the suit brought against NLC and the founders of NLC by DSC Communications Corporation and DSC Technologies Corporation (the "NLC Litigation").

  On a pro forma basis, interest income was $6 million in 1997 compared to interest expense of $8 million in 1996 (see Note 4).

   INCOME TAXES. Through the date of the Distributions, income taxes were determined as if the Company had filed separate tax returns under its then existing structure for the periods presented. The Company recorded a provision for income taxes of $6 million and a benefit for income taxes of $53 million for the years ended December 31, 1997 and 1996, respectively. Excluding the restructuring and other net charges recorded in 1997 and 1996, the effective tax rates were 38% and 36%, respectively. The higher effective rate in 1997 resulted from a higher provision for state income taxes (see Note 14).

   RESTRUCTURINGS. In 1996, the Company recorded an $8 million charge to SG&A expense for the write-down of various assets to fair value. This charge consists principally of a $3 million write-down of a facility that the Company decided to vacate and a $4 million write-off of previously capitalized amounts related to a data processing systems project which the Company abandoned in 1996. These actions reduced depreciation expense associated with the assets written down.

  In the first half of 1997, in connection with the Distributions, the Company recorded pre-tax charges to cost of sales of $18 million for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Further the Company recorded a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions. These charges do not result in the reduction of future costs; therefore, they have not had and are not expected to have a significant impact on the Company's results of operations and cash flows. Cash payments related to these charges were paid by the end of the first quarter of 1998.

  In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility which reduced headcount by 1,100. This facility manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals. The Company does not expect reduced revenues as a result of the closure of this manufacturing facility since the products previously manufactured at this location will be manufactured by subcontractors in the U.S. and will be sold by the Company during 1998. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. Through December 31, 1997, the Company made severance payments of $5 million to approximately 800 employees, and the remaining severance and other employee separation costs were paid by the end of 1998. Costs associated with the closure of facilities ("Facility Costs") include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008 (see Note 5). These restructuring costs provided cost savings in certain satellite production processes; however, declining demand for certain satellite products has substantially offset the cost reductions.

   OTHER CHARGES. In the fourth quarter of 1996, the Company recorded $57 million ($35 million net of tax) of charges related to the Company's transition to next generation digital products and $20 million ($13 million net of tax) of other charges related to the write-down to the lower of cost or market, of inventory products the Company decided to discontinue and the settlement of a litigation matter. Of these charges, $71 million were recorded as cost of sales and related to the write-down of inventories to their estimated lower of cost or market and the accrual of contractual upgrade and product warranty liabilities in connection with the transition to the Company's next generation digital products. The remaining $6 million of charges were recorded as SG&A expense and related to the write-down of fixed assets to their estimated fair values and settlement of a litigation matter. All of the fourth quarter charges were utilized by the end of 1997. The following is a description of the $57 million of charges related to the Company's transition to next generation digital products:

- In the fourth quarter of 1996, the Company recorded a $47.9 million write-down of digital product inventory to its lower of cost or market as it became evident that the expected sales price, less costs to complete, would not be sufficient to recover the carrying value of the inventory.

- The initial sales of digital products occurred during the fourth quarter of 1996. At the time of the sale, the Company accrued warranty liability in accordance with its accounting policy in Note 3. However, during the fourth quarter of 1996, subsequent to the initial sale, the Company was required to rework the product to correct an unanticipated system issue. This rework resulted in an additional $1.6 million of warranty expense and was incurred prior to December 31, 1996.

- In addition, the Company recorded an additional $3.8 million warranty liability as it became evident in the fourth quarter of 1996 that the failure rates on certain satellite products would exceed the rate previously anticipated. At the time of the sale of this product, the Company accrued a warranty liability in accordance with its accounting policy in Note 3.

- Also, in December 1996, the Company contractually agreed to provide an upgrade at no charge related to its transition from the analog platform to digital products. The $3.4 million cost of this upgrade was accrued on the date the Company became contractually obligated to perform such upgrade.

  In the fourth quarter of 1997, the Company recorded $61 million ($44 million net of tax) of other charges offset by $11 million ($7 million net of tax) of other income, described below. In conjunction with the assessment of the satellite business, management concluded that future sales of certain satellite products would not be sufficient to recover the carrying value of related inventory. Accordingly, the Company recorded a $43 million charge to write-down inventory to its lower of cost or market. Concurrent with this inventory write-down, management reviewed the fixed assets and equipment related to production and testing associated with these products and concluded that their carrying value would no longer be recoverable since such assets would no longer be utilized and, accordingly, the Company wrote-down such assets by $10 million to their estimated scrap value, which management believes approximated fair value. These fixed assets were not being utilized as of December 31, 1997. A portion of these fixed assets have been disposed of and the Company expects that the remaining assets will be disposed of during 1999. The Company incurred approximately $8 million of professional fees related to the assessment of the satellite business. Of the $61 million of charges, $45 million were recorded as cost of sales, $8 million were recorded as SG&A expense and $8 million were recorded as research and development expense. The $61 million of other charges were partially offset by $11 million of other income related to investment gains and income associated with the reversal of accrued interest related to the final NLC Litigation settlement on the date the court issued its final ruling.

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

  For the years ended December 31, 1998 and 1997, cash provided by operations was $271 million and cash used in operations was $1 million, respectively. Cash provided by operations in 1998 primarily reflects cash generated from operations, partially offset by the R&D advance made to the Partnership and payments related to restructuring charges. Cash used in operations in 1997 primarily reflects the payment of the judgment in the NLC Litigation and the funding of NLC's operations, offset by cash generated by the operations of the broadband network systems business.

  At December 31, 1998, working capital was $437 million compared to $436 million at December 31, 1997. The Company believes that working capital levels are appropriate to support the growth of the business; however, there can be no assurance that future industry-specific developments or general economic trends will not alter the Company's working capital requirements.

  During the years ended December 31, 1998 and 1997, the Company invested $92 million and $80 million, respectively, in equipment and facilities. In 1999, the Company expects to continue to expand its capacity to meet increased current and anticipated future demands for digital products, with capital expenditures for the year expected to approximate $90 million. Additionally, during the years ended December 31, 1998 and 1997, the Company made investments of $34 million and $40 million, respectively. The Company's R&D expenditures were $244 million (including the $75 million charge for the R&D advance made to the Partnership) and $208 million for the years ended December 31, 1998 and 1997, respectively, and are expected to approximate $165 million for the year ending December 31, 1999.

  The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA (excluding $116 million and $86 million of charges incurred in 1998 and 1997, respectively) in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA (excluding $116 million and $86 million of charges incurred in 1998 and 1997, respectively) of less than 3 to 1. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of December 31, 1998, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $500 million.

  In January 1999, Sony Corporation purchased 7.5 million newly issued unregistered shares of Common Stock of the Company for $188 million.

  On September 9, 1998, the Company announced a share repurchase program authorizing the Company to repurchase up to 10 million shares of its outstanding Common Stock. Through December 31, 1998, the Company had repurchased a total of
6.3 million shares at a cost of $126.3 million.

  On July 17, 1998, the Company consummated a transaction with TCI, pursuant to which the Company acquired, in exchange for 21.4 million unregistered shares of the Company's Common Stock, certain assets, a license to certain intellectual property (which will enable the Company to conduct authorization services intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications) and a $50 million non-interest bearing note receivable. The net purchase price of $400 million was allocated primarily to the license acquired (see Note 7).

  In January 1998, the Company transferred the net assets, principally technology, and the management and workforce of NLC to a newly formed limited partnership in exchange for approximately an 89% (subject to additional dilution) limited partnership interest. The technology transferred to the Partnership related to in-process research and development for the design and marketing of a highly innovative next-generation telecommunication broadband access system for the delivery of telephony, video and data from a telephone company central office to the home. Additionally, the Company advanced to the Partnership $75 million, utilizing available operating funds and borrowings under its Credit Agreement, in exchange for the Note. Since the repayment of the
Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to fully reserve for the Note concurrent with the funding (see Note 8). During 1998, the Company agreed to make additional equity investments in the Partnership, aggregating $50 million, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements. Through December 31, 1998, the Company has made $16 million of this $50 million investment. The Company expects to make the remaining equity investment during the first half of 1999.

  The Company's management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and borrowings under the Credit Agreement. The Company believes that based upon its analysis of its consolidated financial position and its expected operating cash flows from future operations, along with available funding under the Credit Agreement (see Note 15), cash flows will be adequate to fund operations, research and development, capital expenditures, restructuring charges and investments. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

NEW TECHNOLOGIES

The Company operates in a dynamic and competitive environment, in which its success will be dependent upon numerous factors, including its ability to continue to develop appropriate technologies and successfully implement applications based on those technologies. In this regard, the Company has made significant investments to develop advanced systems and equipment for the cable and satellite television, Internet/data delivery and local telephone access markets. Additionally, the future success of the Company will be dependent on the ability of the cable and satellite television operators to successfully market the services provided by the Company's advanced digital terminals to their customers. Furthermore, as a result of the higher costs of initial production, digital products presently being shipped carry lower margins than the Company's mature analog products.

  Management of the Company expects cable television operators in the United States and abroad to continue to purchase analog products to upgrade their basic networks and to develop, using U.S. architecture and systems, international markets where cable penetration is low and demand for entertainment programming is growing. However, management expects that demand in North America for its analog cable products will continue to decline.

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

INTERNATIONAL MARKETS

Management of the Company believes that additional growth for the Company will come from international markets, although the Company's international sales decreased during 1998 in comparison to the prior year, and there can be no assurance that international sales will increase to 1997 levels in the near future. In order to support the Company's international product and marketing strategies, it is currently expected that the Company will add operations in foreign markets in the following areas, among others: customer service, sales and expansion of manufacturing capacity at existing facilities. Although no assurance can be given, management expects that the expansion of international operations will not require significant increased levels of capital expenditures.

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

  The first phase was to develop a corporate-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. This included a review of all IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this phase for its IT and non-IT systems prior to the end of 1998. In addition, during this phase the Company developed its Year 2000 Policy Statement which was released to the Company's customers, suppliers and business partners.

  The second phase of the Company's Year 2000 compliance program (begun simultaneously with the first phase) was to define a Year 2000 "Compliance" standard and to develop uniform test plans and test methodologies, building on work already done by one of the Company's engineering groups. The Company developed a comprehensive Year 2000 test plan and test methodologies for the testing of its products, as well as third-party products. The Company has adopted the following six compliance categories for its products: "Compliant," "Compliant with Upgrade," "Compliant with Minor Issues," "Not Compliant or End of Life Product," "Testing to be Completed" and "Testing not Required." The creation of these six categories has assisted the Company in communicating with its customers, suppliers and business partners regarding the Year 2000 status of the Company's products.

  To aid in communication with the Company's customers, suppliers and business partners, the Company has developed an Internet web site that identifies the current Year 2000 status for each of the Company's products in accordance with the Company's Year 2000 compliance standard. The web site, which is updated periodically, also identifies available upgrades, as well as the contemplated completion date of testing and remediation for such products. In addition, the Company has provided detailed, customer-specific inventory information to major customers on a product-by-product basis in order to further assist such customers with their own Year 2000 compliance programs. In furtherance of providing information about its Year 2000 testing and remediation program, the Company has disclosed its test plan and methodologies to certain of its customers, strategic vendors and business partners. The Company is also participating in industry-wide joint system testing efforts and has participated in industry-wide forums with the Federal Communications Commission in order to facilitate awareness in the industry of Year 2000 Issues.

  The Company has also undertaken a review of its internal IT and non-IT systems to identify potential Year 2000 Issues. In 1996, the Company began the process of implementing a uniform worldwide business and accounting information system to improve internal reporting processes. The internal IT systems being replaced include order entry systems, purchasing and inventory management systems, and the Company's general financial systems. Based upon representations from the manufacturer and the Company's own internal testing, the Company believes that this uniform information system is Year 2000 compliant. The Company also has plans to identify and replace and/or upgrade legacy business systems that are not Year 2000 compliant and are not part of the uniform worldwide business and accounting information system. In conjunction with the Company's review of internal IT systems, the Company engaged an outside consulting firm with Year 2000 consulting experience to perform an assessment of the Company's test plans and test methodologies and to benchmark such plans and methodologies against the practices of other companies. Based on these benchmark comparisons, certain recommendations were made related to the test plans. The Company is currently addressing these recommendations. In addition, the outside consulting firm is continuing to provide assistance in monitoring the Company's Year 2000 status and progress in areas such as: testing, internal and external communication and contingency planning. With respect to non-IT systems, the Company is actively analyzing its in-line manufacturing equipment in order to assess any Year 2000 issues. To date, no material problems have been discovered, and the Company will continue to review, test and remediate (if necessary) such equipment. The Company is also evaluating its other critical non-IT facility and internal systems with date sensitive operating controls for Year 2000 Issues. While the Company believes that most of these systems will function without substantial Year 2000 compliance problems, the Company will continue to review, test and remediate (if necessary) such systems.

  The third phase of the Company's Year 2000 compliance program is the actual testing and remediation (if necessary) of the Company's IT and non-IT products and systems. The Company has prioritized its testing and remediation work, focusing on products which the Company believes are more likely to be impacted by Year 2000 Issues. The Company has completed the testing and remediation (as necessary) of the majority of its products in accordance with its adopted test plans and methodologies and is diligently working to complete testing and remediation (if necessary) of the remainder of its products (except for end of life products) by the end of the third quarter of 1999. As of March 1, 1999, the Company estimates that it has completed approximately 95% of the Year 2000 readiness analysis required for its Advanced Network Systems, Digital Network Systems and Transmission Network Systems products. As of March 1, 1999, the Company estimates that it has completed approximately 60% of the Year 2000 readiness analysis for its Satellite and Broadcast Network Systems products. For certain of the Company's satellite and broadcast products and the Company's national authorization center, testing and remediation (if necessary) is currently anticipated to be completed by the end of the third quarter of 1999. The Company has completed testing and remediation of substantially all of its IT and non IT internal systems, with the exception of certain minor systems which the Company expects to complete by the end of the third quarter of 1999.

  The Company is presently evaluating each of its principal suppliers, service providers and other business partners to determine each of such party's Year 2000 status. The Company has developed a questionnaire and a Year 2000 certification for use with such third parties, and, as of March 1, 1999, the Company had contacted approximately 300 vendors about their Year 2000 compliance, including many of the vendors that the Company has identified as critical vendors. The Company is currently focused on obtaining Year 2000 Certifications or assurances from approximately 150 of these suppliers. The Company anticipates that this evaluation will be on-going through the remainder of 1999.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

  The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $5 million. Through March 1, 1999, the Company has spent approximately $2 million in connection with Year 2000 Issues. The cost of implementing the uniform worldwide business and accounting information system has not been included in this figure since the replacement of the previous systems was not accelerated due to Year 2000 Issues. All Year 2000 expenditures are made from the respective departments' budgets. The percentage of the IT budget during 1998 used for Year 2000 remediation was less than 3% and is expected to represent less than 3% of the IT budget for 1999. No IT projects have been deferred due to Year 2000 efforts.

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

THE COMPANY'S CONTINGENCY PLANS

  The Company is evaluating the need for certain contingency plans to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. For example, the Company is in the process of developing plans and procedures for its customer service division to assist customers with the transition through the Year 2000. Part of this plan will include processes and procedures recently used by the Company in connection with a program to upgrade a substantial number of analog addressable controllers to solve a date rollover issue prior to the year 1999. The Company is also evaluating the need for increasing inventory levels of key components of its manufactured products. Since the Company's Year 2000 compliance program is ongoing, its ultimate scope, as well as the consideration of additional contingency plans, will continue to be evaluated as new information becomes available.

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

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K may include forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "subject to" and "scheduled." These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These risks include, but are not limited to, uncertainties relating to general political and economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television spending, Year 2000 readiness, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations and foreign currency fluctuations and authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission. Reference is made to
Exhibit 99 in this Form 10-K for a further discussion of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of the Company's products are manufactured or assembled in Taiwan and Mexico. These foreign operations are subject to market risk changes with respect to currency exchange rate fluctuations, which could impact the Company's consolidated financial statements. The Company monitors its underlying exchange rate exposures on an ongoing basis and continues to implement selective hedging strategies to reduce the market risks from changes in exchange rates (see Notes 3 and 20 to the consolidated financial statements contained in Item
8). On a selective basis, the Company enters into contracts to limit the currency exposure of monetary assets and liabilities, contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The use of these derivative financial instruments allows the Company to reduce its overall exposure to exchange rate movements since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

  Foreign currency exchange contracts are sensitive to changes in exchange rates. As of December 31, 1998, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the new Taiwan and Canadian dollars, would result in a net $4 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 14(a) for a list of financial statements filed as part of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is contained in the sections captioned "Management of the Company - Board of Directors of the Company," "Management of the Company - Executive Officers" and "Management of the Company - Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is contained in the sections captioned "Management of the Company - Executive Officer Compensation," "Management of the Company - Compensation of Directors," "Management of the Company - Stock Options," "Management of the Company - Pension Plan and SERP" and "Management of the Company - Severance Protection and Separation Agreements" in the 1999 Proxy Statement and is incorporated herein by reference. The sections captioned "Management of the Company - Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in the 1999 Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in the section captioned "Beneficial Ownership of Common Stock" in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in the section captioned "Management of the Company - Certain Relationships and Related Transactions" in the 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        Page
                                                                                      ---------

(a)  Documents Filed as Part of this Report:

    1.  FINANCIAL STATEMENTS.

       Independent Auditors' Report                                                         F-1

       Consolidated Statements of Operations for the Years ended December 31, 1996,
         1997, and 1998                                                                     F-2

       Consolidated Balance Sheets as of December 31, 1997 and 1998                         F-3

       Consolidated Statements of Stockholders' Equity for the Years ended December
         31, 1996, 1997, and 1998                                                           F-4

       Consolidated Statements of Cash Flows for the Years ended December 31, 1996,
         1997, and 1998                                                                     F-5

       Notes to Consolidated Financial Statements for the Years ended December 31,
         1996, 1997, and 1998                                                               F-6

    2.  FINANCIAL STATEMENT SCHEDULE.

       Independent Auditors' Report                                                        F-30

       Schedule II - Valuation and Qualifying Accounts                                     F-31

    3.  FINANCIAL STATEMENTS OF NEXT LEVEL COMMUNICATIONS L.P.
         (an unconsolidated majority owned investee)                                       F-32

    4.  LIST OF EXHIBITS.

       See Index of Exhibits included on pages 29-30.

(b) Reports on Form 8-K:

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL INSTRUMENT CORPORATION

Date: March 31, 1999            By:             /s/ EDWARD D. BREEN
                                     ------------------------------------------
                                                  Edward D. Breen
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                      OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signature                                                        Title
------------------------------------------------------------------------  --------------------------------------------------
                          /s/ EDWARD D. BREEN
            ------------------------------------------------              Chairman of the Board, President and Chief
                            Edward D. Breen                                 Executive Officer (Principal Executive Officer)

                          /s/ ERIC M. PILLMORE
            ------------------------------------------------              Senior Vice President, Finance and Chief Financial
                            Eric M. Pillmore                                Officer (Principal Financial Officer)

                          /s/ MARC E. ROTHMAN
            ------------------------------------------------              Vice President, Financial Planning and Controller
                            Marc E. Rothman                                 (Principal Accounting Officer)

                          /s/ JOHN SEELY BROWN
            ------------------------------------------------              Director
                            John Seely Brown

                          /s/ FRANK M. DRENDEL
            ------------------------------------------------              Director
                            Frank M. Drendel

                           /s/ LYNN FORESTER
            ------------------------------------------------              Director
                             Lynn Forester

                       /s/ THEODORE J. FORSTMANN
            ------------------------------------------------              Director
                         Theodore J. Forstmann

                           /s/ ALEX J. MANDL
            ------------------------------------------------              Director
                             Alex J. Mandl

                            /s/ DAN SCHAEFER
            ------------------------------------------------              Director
                              Dan Schaefer

                               Signature                                           Date
------------------------------------------------------------------------  -----------------------
                          /s/ EDWARD D. BREEN
            ------------------------------------------------                  March 31, 1999
                            Edward D. Breen
                          /s/ ERIC M. PILLMORE
            ------------------------------------------------                  March 31, 1999
                            Eric M. Pillmore
                          /s/ MARC E. ROTHMAN
            ------------------------------------------------                  March 31, 1999
                            Marc E. Rothman
                          /s/ JOHN SEELY BROWN
            ------------------------------------------------                  March 31, 1999
                            John Seely Brown
                          /s/ FRANK M. DRENDEL
            ------------------------------------------------                  March 31, 1999
                            Frank M. Drendel
                           /s/ LYNN FORESTER
            ------------------------------------------------                  March 31, 1999
                             Lynn Forester
                       /s/ THEODORE J. FORSTMANN
            ------------------------------------------------                  March 31, 1999
                         Theodore J. Forstmann
                           /s/ ALEX J. MANDL
            ------------------------------------------------                  March 31, 1999
                             Alex J. Mandl
                            /s/ DAN SCHAEFER
            ------------------------------------------------                  March 31, 1999
                              Dan Schaefer

INDEX TO EXHIBITS

Exhibit                                                              Description

 2.1*            Agreement of Merger, dated as of July 25, 1997, between the Company and NextLevel Systems of Delaware, Inc.

 3.1##           Restated Certificate of Incorporation of the Company.

 3.2##           Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

 3.3##           Amended and Restated By-Laws of the Company.

 4.1***          Rights Agreement, dated as of June 12, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as
                 Rights Agent (the "Rights Agreement"), which includes, as Exhibit A thereto, the Certificate of Designation,
                 Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, as Exhibit B thereto, the
                 Form of Right Certificate and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares.

 4.2****         Amendment, dated as of December 16, 1997, to the Rights Agreement.

 4.3**           Form of Warrant Issuance Agreement.

 4.4###          Specimen Form of the Company's Common Stock Certificate.

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

10.9#            First Amendment, dated as of March 18, 1998, to the Credit Agreement, dated as of July 23, 1997, among the Company, certain banks, the Chase Manhattan Bank as Administrative Agent, and certain other banks as Co-Agents.

10.10##          Asset Purchase Agreement among TCIVG-GIC, Inc., NDTC Technology, Inc. and the Company dated as of June 17, 1998.

10.11##          License Agreement by and between NDTC Technology, Inc. and the Company dated as of July 17, 1998.

10.12            Stock Purchase Agreement by and between Sony Corporation of America and the Company dated November 30, 1998.

10.13*+          The Company's 1997 Long-Term Incentive Plan.

10.14*****+      Form of Severance Protection Agreement between the Company and certain executive officers.

10.15**+         The Company's Annual Incentive Plan.

Exhibit                                                              Description
10.16**+         The Company's Deferred Compensation Plan.

10.17**+         The Company's Supplemental Executive Retirement Plan.

21               Subsidiaries of the Company.

23               Consent of Deloitte & Touche LLP.

27               Financial Data Schedule.

99               Forward-Looking Information.

  All other exhibits are not applicable.

--------------------------

* Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 001-12925).

** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 001-12925).

*** Incorporated herein by reference from the Company's Registration Statement on Form 8-A, filed with the Commission on June 30, 1997 (File No. 001-12925).

**** Incorporated herein by reference from the Company's Current Report on Form 8-K dated as of December 17, 1997 (File No. 001-12925).

***** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 001-12925).

#   Incorporated herein by reference from the Company's Quarterly Report on Form
10-Q for the period ended March 31, 1998 (File No. 001-12925).

## Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 001-12925).

### Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 001-12925).

+   Management contract or compensatory plan.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of General Instrument Corporation:

We have audited the accompanying consolidated balance sheets of General Instrument Corporation and its subsidiaries (formerly NextLevel Systems, Inc. and, prior thereto, the Communications Business of the former General Instrument Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Instrument Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
-----------------------------
DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 9, 1999

GENERAL INSTRUMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Year Ended December 31,
                                                                                           ----------------------------------
(In thousands, except per share amounts)                                                               1998              1997
                                                                                           ----------------  ----------------

NET SALES                                                                                  $      1,987,825  $      1,764,088

Cost of sales                                                                                     1,431,327         1,336,482
                                                                                           ----------------  ----------------
GROSS PROFIT                                                                                        556,498           427,606
                                                                                           ----------------  ----------------
OPERATING EXPENSES:

  Selling, general and administrative                                                               193,637           215,404

  Research and development                                                                          244,295           207,826

  Amortization of excess of cost over fair value of
    net assets acquired                                                                              14,319            14,571

  NLC litigation costs                                                                                   --                --
                                                                                           ----------------  ----------------
    Total operating expenses                                                                        452,251           437,801
                                                                                           ----------------  ----------------

OPERATING INCOME (LOSS)                                                                             104,247           (10,195)

Other income (expense) - net (including equity interest in Partnership losses of $25,089
  for the year ended December 31, 1998)                                                             (11,815)            5,766

Interest income (expense) - net                                                                       1,217            (5,210)
                                                                                           ----------------  ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                                                    93,649            (9,639)

(Provision) benefit for income taxes                                                                (38,199)           (6,474)
                                                                                           ----------------  ----------------
NET INCOME (LOSS)                                                                          $         55,450  $        (16,113)
                                                                                           ----------------  ----------------

Pro Forma Loss Per Share - Basic and Diluted                                                                 $          (0.11)
                                                                                                             ----------------
Pro Forma Weighted - Average Shares Outstanding                                                                       147,523

Earnings Per Share - Basic                                                                 $           0.35
                                                                                           ----------------
Earnings Per Share - Diluted                                                               $           0.33
                                                                                           ----------------
Weighted - Average Shares Outstanding - Basic                                                       159,547

Weighted - Average Shares Outstanding - Diluted                                                     168,952

(In thousands, except per share amounts)                                                               1996
                                                                                           ----------------
NET SALES                                                                                  $      1,755,585
Cost of sales                                                                                     1,349,815
                                                                                           ----------------
GROSS PROFIT                                                                                        405,770
                                                                                           ----------------
OPERATING EXPENSES:
  Selling, general and administrative                                                               174,432
  Research and development                                                                          198,071
  Amortization of excess of cost over fair value of
    net assets acquired                                                                              14,278
  NLC litigation costs                                                                              141,000
                                                                                           ----------------
    Total operating expenses                                                                        527,781
                                                                                           ----------------
OPERATING INCOME (LOSS)                                                                            (122,011)
Other income (expense) - net (including equity interest in Partnership losses of $25,089
  for the year ended December 31, 1998)                                                              (1,427)
Interest income (expense) - net                                                                     (25,970)
                                                                                           ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                                                  (149,408)
(Provision) benefit for income taxes                                                                 53,098
                                                                                           ----------------
NET INCOME (LOSS)                                                                          $        (96,310)
                                                                                           ----------------
Pro Forma Loss Per Share - Basic and Diluted                                               $          (0.65)
                                                                                           ----------------
Pro Forma Weighted - Average Shares Outstanding                                                     147,315
Earnings Per Share - Basic
Earnings Per Share - Diluted
Weighted - Average Shares Outstanding - Basic
Weighted - Average Shares Outstanding - Diluted

See notes to consolidated financial statements.

GENERAL INSTRUMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                                                   December 31,
                                                                                                                 ----------------
(In thousands, except share data)                                                                                            1998
                                                                                                                 ----------------

ASSETS

Cash and cash equivalents                                                                                        $        148,675

Short-term investments                                                                                                      4,865

Accounts receivable, less allowance for doubtful accounts of
  $3,833 and $3,566, respectively (includes accounts receivable
  from related party of $81,075 at December 31, 1998)                                                                     340,039

Inventories                                                                                                               281,451

Deferred income taxes                                                                                                     100,274

Other current assets                                                                                                       15,399
                                                                                                                 ----------------
  Total current assets                                                                                                    890,703

Property, plant and equipment, net                                                                                        237,131

Intangibles, less accumulated amortization of $97,630
  and $86,333, respectively                                                                                               497,696

Excess of cost over fair value of net assets acquired, less
  accumulated amortization of $122,110 and $108,123, respectively                                                         455,466

Deferred income taxes                                                                                                       1,999

Investments and other assets                                                                                              104,765
                                                                                                                 ----------------
TOTAL ASSETS                                                                                                     $      2,187,760
                                                                                                                 ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                                 $        267,565

Other accrued liabilities                                                                                                 186,113
                                                                                                                 ----------------
  Total current liabilities                                                                                               453,678

Deferred income taxes                                                                                                      15,913

Other non-current liabilities                                                                                              67,998
                                                                                                                 ----------------
  Total liabilities                                                                                                       537,589
                                                                                                                 ----------------
Commitments and contingencies (See Notes 16 and 21)

Stockholders' Equity:

Preferred Stock, $.01 par value; 20,000,000 shares authorized;
  no shares issued                                                                                                             --

Common Stock, $.01 par value; 400,000,000 shares authorized;
  173,393,275 and 148,358,188 shares issued, respectively                                                                   1,734

Additional paid-in capital                                                                                              1,742,824

Note receivable from stockholder                                                                                          (40,615)

Retained earnings (accumulated deficit)                                                                                    36,214

Accumulated other comprehensive income, net of taxes of
  $1,020 and $11,347, respectively                                                                                          2,845
                                                                                                                 ----------------
                                                                                                                        1,743,002

Less - Treasury Stock, at cost, 4,619,069 and 4,309 shares, respectively                                                  (92,831)
                                                                                                                 ----------------
Total stockholders' equity                                                                                              1,650,171
                                                                                                                 ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                       $      2,187,760
                                                                                                                 ----------------


(In thousands, except share data)                                                                                            1997

                                                                                                                 ----------------

ASSETS
Cash and cash equivalents                                                                                        $         35,225

Short-term investments                                                                                                     30,346

Accounts receivable, less allowance for doubtful accounts of
  $3,833 and $3,566, respectively (includes accounts receivable
  from related party of $81,075 at December 31, 1998)                                                                     343,625

Inventories                                                                                                               288,078

Deferred income taxes                                                                                                     105,582

Other current assets                                                                                                       21,862

                                                                                                                 ----------------

  Total current assets                                                                                                    824,718

Property, plant and equipment, net                                                                                        236,821

Intangibles, less accumulated amortization of $97,630
  and $86,333, respectively                                                                                                82,546

Excess of cost over fair value of net assets acquired, less
  accumulated amortization of $122,110 and $108,123, respectively                                                         471,186

Deferred income taxes                                                                                                       5,634

Investments and other assets                                                                                               54,448

                                                                                                                 ----------------

TOTAL ASSETS                                                                                                     $      1,675,353

                                                                                                                 ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                                                 $        200,817

Other accrued liabilities                                                                                                 188,250

                                                                                                                 ----------------

  Total current liabilities                                                                                               389,067

Deferred income taxes                                                                                                       5,745

Other non-current liabilities                                                                                              65,730

                                                                                                                 ----------------

  Total liabilities                                                                                                       460,542

                                                                                                                 ----------------

Commitments and contingencies (See Notes 16 and 21)
Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares authorized;
  no shares issued                                                                                                             --

Common Stock, $.01 par value; 400,000,000 shares authorized;
  173,393,275 and 148,358,188 shares issued, respectively                                                                   1,484

Additional paid-in capital                                                                                              1,213,566

Note receivable from stockholder                                                                                               --

Retained earnings (accumulated deficit)                                                                                   (19,236)

Accumulated other comprehensive income, net of taxes of
  $1,020 and $11,347, respectively                                                                                         18,999

                                                                                                                 ----------------

                                                                                                                        1,214,813

Less - Treasury Stock, at cost, 4,619,069 and 4,309 shares, respectively                                                       (2)

                                                                                                                 ----------------

Total stockholders' equity                                                                                              1,214,811

                                                                                                                 ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                       $      1,675,353

                                                                                                                 ----------------


See notes to consolidated financial statements.

GENERAL INSTRUMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Note       Retained
                                                             Common Stock     Additional     Receivable       Earnings
                                                    ---------------------        Paid-In           From   (Accumulated
(In thousands)                                          Shares     Amount        Capital    Stockholder       Deficit)
                                                    ----------  ---------  -------------  -------------  -------------

BALANCE, JANUARY 1, 1996                                    --  $      --  $          --  $          --  $          --

Comprehensive loss

  Net loss                                                  --         --             --             --             --
Total comprehensive loss

Transfers from the Distributing Company                     --         --             --             --             --

Other transactions with the Distributing Company            --         --             --             --             --
                                                    ----------  ---------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1996                                  --         --             --             --             --

Comprehensive income

  Net income (loss)                                         --         --             --             --        (19,236)

  Other comprehensive income (loss), net-of-tax:

  Unrealized gains (losses) on
     available-for-sale securities, net
     of reclassification adjustment
     (see Note 10)                                          --         --             --             --             --
Total comprehensive income

Transfers from the Distributing Company                     --         --             --             --             --

Other transactions with the
  Distributing Company                                      --         --             --             --             --

Spin-off from the Distributing Company                 147,315      1,473      1,195,948             --             --

Exercise of stock options and related
  tax benefit                                              679          7         10,362             --             --

Stock issued in connection with a business
  acquisition                                              358          4          6,996             --             --

Other                                                        6         --            260             --             --
                                                    ----------  ---------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1997                             148,358      1,484      1,213,566             --        (19,236)

Comprehensive income

  Net income                                                --         --             --             --         55,450

  Other comprehensive income,
     net-of-tax:

  Unrealized losses on available-for-sale se-
     curities, net of reclassification adjustment
     (see Note 10)                                          --         --             --             --             --
Total comprehensive income

Treasury stock purchases (6,278 shares)                     --         --             --             --             --

Exercise of stock options and related tax benefit
  (5,342 shares, of which 1,663 shares were issued
  from Treasury)                                         3,679         37         64,501             --             --

Stock issued in connection with an acquisition          21,356        213        442,923        (43,320)            --

Payment of note receivable from stockholder                 --         --             --          2,705             --

Warrant costs related to customer purchases                 --         --         21,834             --             --
                                                    ----------  ---------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1998                             173,393  $   1,734  $   1,742,824  $     (40,615) $      36,214
                                                    ----------  ---------  -------------  -------------  -------------

                                                        Accumulated
                                                              Other        Common                          Total
                                                      Comprehensive      Stock In      Divisional  Stockholders'
(In thousands)                                               Income      Treasury      Net Equity         Equity
                                                    ---------------  ------------  --------------  -------------
BALANCE, JANUARY 1, 1996                            $            --  $         --  $      926,168  $     926,168
Comprehensive loss
  Net loss                                                       --            --         (96,310)       (96,310)
                                                                                                   -------------
Total comprehensive loss                                                                                 (96,310)
Transfers from the Distributing Company                          --            --         226,370        226,370
Other transactions with the Distributing Company                 --            --          (5,054)        (5,054)
                                                    ---------------  ------------  --------------  -------------
BALANCE, DECEMBER 31, 1996                                       --            --       1,051,174      1,051,174
Comprehensive income
  Net income (loss)                                              --            --           3,123        (16,113)
  Other comprehensive income (loss), net-of-tax:
  Unrealized gains (losses) on
     available-for-sale securities, net
     of reclassification adjustment
     (see Note 10)                                           (2,577)           --          21,576         18,999
                                                                                                   -------------
Total comprehensive income                                                                                 2,886
Transfers from the Distributing Company                          --            --         125,310        125,310
Other transactions with the
  Distributing Company                                           --            --          17,814         17,814
Spin-off from the Distributing Company                       21,576            --      (1,218,997)            --
Exercise of stock options and related
  tax benefit                                                    --            --              --         10,369
Stock issued in connection with a business
  acquisition                                                    --            --              --          7,000
Other                                                            --            (2)             --            258
                                                    ---------------  ------------  --------------  -------------
BALANCE, DECEMBER 31, 1997                                   18,999            (2)             --      1,214,811
Comprehensive income
  Net income                                                     --            --              --         55,450
  Other comprehensive income,
     net-of-tax:
  Unrealized losses on available-for-sale se-
     curities, net of reclassification adjustment
     (see Note 10)                                          (16,154)           --              --        (16,154)
                                                                                                   -------------
Total comprehensive income                                                                                39,296
Treasury stock purchases (6,278 shares)                          --      (126,300)             --       (126,300)
Exercise of stock options and related tax benefit
  (5,342 shares, of which 1,663 shares were issued
  from Treasury)                                                 --        33,471              --         98,009
Stock issued in connection with an acquisition                   --            --              --        399,816
Payment of note receivable from stockholder                      --            --              --          2,705
Warrant costs related to customer purchases                      --            --              --         21,834
                                                    ---------------  ------------  --------------  -------------
BALANCE, DECEMBER 31, 1998                          $         2,845  $    (92,831) $           --  $   1,650,171
                                                    ---------------  ------------  --------------  -------------

See notes to consolidated financial statements.

GENERAL INSTRUMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                             ------------------------------
(In thousands)                                                                                         1998            1997
                                                                                             --------------  --------------

OPERATING ACTIVITIES:

Net income (loss)                                                                            $       55,450  $      (16,113)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                                                      83,564          89,857

  Warrant costs related to customer purchases                                                        21,834              --

  Gain on sale of short-term investment                                                             (11,429)        (10,667)

  NLC litigation costs, net                                                                              --              --

  Losses from asset sales and write-downs, net                                                       20,569          19,486

  Loss from equity investment                                                                        25,089              --

  Changes in assets and liabilities:

    Accounts receivable                                                                              (4,738)         57,557

    Inventories                                                                                      (4,773)        (22,637)

    Prepaid expenses and other current assets                                                         1,350           7,919

    Deferred income taxes                                                                              (278)          5,237

    Non-current assets                                                                               (2,504)          1,226

    Accounts payable and other accrued liabilities                                                   83,933         (11,245)

    NLC litigation payment                                                                               --        (140,692)

    Other non-current liabilities                                                                     2,268          18,955

  Other                                                                                                 454             617
                                                                                             --------------  --------------
Net cash provided by (used in) operating activities                                                 270,789            (500)
                                                                                             --------------  --------------

INVESTING ACTIVITIES:

  Additions to property, plant and equipment                                                        (91,760)        (79,828)

  Investments in other assets                                                                       (31,387)        (32,770)

  Acquisitions, net of cash acquired                                                                 (2,150)         (6,980)

  Proceeds from sale of short-term investment                                                        11,429          10,667

  Proceeds from sale of assets                                                                           --          10,529
                                                                                             --------------  --------------
Net cash used in investing activities                                                              (113,868)        (98,382)
                                                                                             --------------  --------------

FINANCING ACTIVITIES:

  Transfers from Distributing Company                                                                    --         125,310

  Proceeds from stock option exercises                                                               80,124           9,363

  Purchase of treasury shares                                                                      (126,300)             --

  Payment of note receivable from stockholder                                                         2,705              --

  Other                                                                                                  --            (566)
                                                                                             --------------  --------------
Net cash provided by (used in) financing activities                                                 (43,471)        134,107
                                                                                             --------------  --------------

Change in cash and cash equivalents                                                                 113,450          35,225

Cash and cash equivalents, beginning of year                                                         35,225              --
                                                                                             --------------  --------------
Cash and cash equivalents, end of year                                                       $      148,675  $       35,225
                                                                                             --------------  --------------


(In thousands)                                                                                         1996
                                                                                             --------------
OPERATING ACTIVITIES:
Net income (loss)                                                                            $      (96,310)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                                      84,500
  Warrant costs related to customer purchases                                                            --
  Gain on sale of short-term investment                                                                  --
  NLC litigation costs, net                                                                          91,650
  Losses from asset sales and write-downs, net                                                       11,974
  Loss from equity investment                                                                            --
  Changes in assets and liabilities:
    Accounts receivable                                                                            (160,550)
    Inventories                                                                                     (42,450)
    Prepaid expenses and other current assets                                                        (2,185)
    Deferred income taxes                                                                            (3,978)
    Non-current assets                                                                                3,327
    Accounts payable and other accrued liabilities                                                   60,108
    NLC litigation payment                                                                               --
    Other non-current liabilities                                                                   (26,079)
  Other                                                                                               3,347
                                                                                             --------------
Net cash provided by (used in) operating activities                                                 (76,646)
                                                                                             --------------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                       (134,353)
  Investments in other assets                                                                        (3,700)
  Acquisitions, net of cash acquired                                                                (11,671)
  Proceeds from sale of short-term investment                                                            --
  Proceeds from sale of assets                                                                           --
                                                                                             --------------
Net cash used in investing activities                                                              (149,724)
                                                                                             --------------
FINANCING ACTIVITIES:
  Transfers from Distributing Company                                                               226,370
  Proceeds from stock option exercises                                                                   --
  Purchase of treasury shares                                                                            --
  Payment of note receivable from stockholder                                                            --
  Other                                                                                                  --
                                                                                             --------------
Net cash provided by (used in) financing activities                                                 226,370
                                                                                             --------------
Change in cash and cash equivalents                                                                      --
Cash and cash equivalents, beginning of year                                                             --
                                                                                             --------------
Cash and cash equivalents, end of year                                                       $           --
                                                                                             --------------

See notes to consolidated financial statements.

GENERAL INSTRUMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data, unless otherwise noted)

1. COMPANY BACKGROUND

General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide provider of integrated and interactive broadband access solutions and, with its strategic partners and customers, is advancing the convergence of the Internet, telecommunications and video entertainment industries. The Company is the world's leading supplier of digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators, and is a provider of digital satellite television systems for programmers, direct-

to-home ("DTH") satellite networks and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. (the "Partnership") (see Note 8), the Company provides next-generation broadband access solutions for local telephone companies with the Partnership's NLevel(3)-Registered Trademark-Switched Digital Access System ("NLevel(3)").

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

  Prior to the Distributions, the Company participated in the Distributing Company's cash management program, and the accompanying consolidated financial statements include an allocation of net interest expense from the Distributing Company for the periods prior to the Distributions. To the extent the Company generated positive cash, such amounts were remitted to the Distributing Company. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds were historically provided by the Distributing Company. The net effect of these transactions is reflected in stockholders' equity. Net interest expense has been allocated based upon the Company's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate, stand-alone entity. Subsequent to the Distributions, the Company is responsible for all cash management functions using its own resources or purchased services and is responsible for the costs associated with operating as a public company.

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

   SHORT-TERM INVESTMENTS. Marketable equity securities held by the Company are classified as "available-for-sale" securities and reported at fair value. Any unrealized holding gains and losses, net of taxes, are excluded from operating results and are recognized as a separate component of stockholders' equity until realized. Fair value of the securities is determined based on market prices and realized gains and losses are determined using the securities' cost. The Company held no debt securities during any period presented.

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

   INTANGIBLE ASSETS. Intangible assets consist primarily of a license, which is being amortized over its 20-year term based on the expected revenue stream. The revenue earned from the license is solely dependent on the Company's deployment of digital terminals and such deployment is expected to rise significantly during the 20-year term. The Company believes the expected revenue stream is a reliable measure of the future benefit of the license both in the aggregate and in terms of the periods to which such benefit will be realized. Accordingly, the Company believes this method of amortization is a more appropriate method than straight-line. At each reporting date, the Company's method of amortization requires the determination of a fraction, the numerator of which is the

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

actual revenues for the period and the denominator of which is the expected revenues from the license during its 20-year term (see Note 7). Intangible assets also include patents, which are being amortized on a straight-line basis over 5 to 17 years. Management believes that, as of December 31, 1998, the carrying values and remaining lives of such assets are appropriate.

   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 30 to 40 years. Management continually reassesses the appropriateness of both the carrying value and remaining life of the excess of cost over fair value of net assets acquired by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. Management believes that, as of December 31, 1998, the carrying value and remaining life of the excess of cost over fair value of net assets acquired are appropriate.

   LONG-LIVED ASSETS. Whenever events indicate that the carrying values of long-lived assets or identifiable intangibles, and the goodwill related to those assets, may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the difference between the fair value and carrying value of such asset. The Company recorded significant impairment losses during the periods presented (see Notes 5 and 6). Management believes that, as of December 31, 1998, the carrying values of such assets are appropriate.

   FOREIGN CURRENCY TRANSLATION. The Company has determined the U.S. dollar to be the functional currency of its foreign operations. Accordingly, gains and losses recognized as a result of translating foreign operations' monetary assets and liabilities from local currencies to U.S. dollars are reflected in the accompanying consolidated statements of operations. For periods prior to the Distributions, the Company had been considered in the Distributing Company's overall risk management strategy to reduce its exposure to adverse movements in foreign exchange rates. To limit foreign currency exposure on monetary assets and liabilities, the Distributing Company, on behalf of the Company, and subsequent to the Distributions, the Company entered into foreign currency forward exchange contracts on a month-to-month basis.

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

   INCOME TAXES. The Company's operating results for periods prior to the Distributions were included in the Distributing Company's consolidated U.S. and state income tax returns and in the tax returns of certain of the Distributing Company's foreign subsidiaries. Through the date of the Distributions, the provision for income taxes was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. Subsequent to the Distributions, the provision for income taxes is based on the Company's actual results for that period. Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Deferred income taxes have been provided for the income tax liability that would be incurred on the repatriation of undistributed earnings of the Company's foreign subsidiaries, except for locations where the Company has designated earnings to be permanently reinvested.

   EARNINGS PER SHARE AND PRO FORMA LOSS PER SHARE. On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces primary and fully diluted earnings per share calculated under Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share," with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding adjusted for the dilutive effect of stock options and warrants (unless such common stock equivalents would be anti-dilutive), and the computation of diluted earnings per share assumes the exercise of stock options and warrants using

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

the treasury stock method. For the year ended December 31, 1998 the calculation of diluted weighted-average shares outstanding included the dilutive effects of stock options and warrants of 2,575 and 6,830 shares, respectively.

   Prior to the Distributions, the Company did not have its own capital structure, and pro forma per share information has been presented for the years ended December 31, 1997 and 1996. The pro forma weighted-average number of shares outstanding used in the pro forma per share calculation for 1996 equaled the number of common shares issued on the date of the Distributions, and for 1997, included the number of common shares issued on the date of the Distributions plus the actual share activity during the period subsequent to the Distributions. Further, since the computation of diluted loss per share is anti-dilutive for the years ended December 31, 1997 and 1996, the amounts reported for pro forma basic and diluted loss per share are the same.

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

  The unaudited pro forma information has been prepared utilizing the historical consolidated statements of operations of the Company which were adjusted to reflect: (i) an additional $4 million and $7 million of selling, general and administrative ("SG&A") costs for the years ended December 31, 1997 and 1996, respectively, to eliminate the allocation of corporate expenses to CommScope and General Semiconductor, as such costs subsequent to the Distributions are no longer allocable and (ii) a net debt level of $100 million at the beginning of each period presented through July 25, 1997, the date of the Communications Distribution.

                                 Year Ended December
                                         31,
                                 --------------------
                                      1997       1996
                                 ---------  ---------

Net sales                        $1,764,088 $1,755,585

Cost of sales                    1,336,482  1,349,815
                                 ---------  ---------

Gross profit                       427,606    405,770
                                 ---------  ---------

Operating expenses:

  Selling, general and
     administrative                219,004    181,032

  Research and development         207,826    198,071

  Amortization of excess of
     cost over fair value of
     net assets acquired            14,571     14,278

  NLC litigation costs                  --    141,000
                                 ---------  ---------

     Total operating expenses      441,401    534,381
                                 ---------  ---------

Operating loss                     (13,795)  (128,611)

Other income (expense), net          5,766     (1,427)

Interest income (expense), net       5,631     (7,595)
                                 ---------  ---------

Loss before income taxes            (2,398)  (137,633)

(Provision) benefit for income
  taxes                             (9,269)    48,989
                                 ---------  ---------

Net loss                         $ (11,667) $ (88,644)
                                 ---------  ---------

Weighted-average shares
  outstanding                      147,523    147,315

Loss per share - basic and
  diluted                        $   (0.08) $   (0.60)

5. RESTRUCTURINGS

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

  In the first half of 1997, in connection with the Distributions (see Note 1), the Company recorded pre-tax charges of $18 million to cost of sales for employee costs, which included a curtailment and settlement loss of $4 million (see Note 17), related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor. Further, the Company recorded

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

a charge of $6 million to SG&A expense for legal and other professional fees incurred in connection with the Distributions.

  In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company has not experienced reduced revenues as a result of the closure of this manufacturing facility since the products previously manufactured at this location are currently being manufactured by subcontractors in the U.S. and were sold by the Company during 1998. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania. The closure of the Chicago corporate office was completed during the first quarter of 1998. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997, which included $15 million for severance and other employee separation costs, $11 million for costs associated with the closure of the facilities and $10 million related to the write-off of fixed assets at these facilities. Of these charges, $21 million were recorded as cost of sales, $14 million as SG&A expense and $1 million as research and development expense. All of the fourth quarter severance and other employee separation costs were paid by the end of 1998. Costs associated with the closure of facilities ("Facility Costs") include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008.
  The $18 million and $21 million of restructuring charges described in the preceding two paragraphs were recorded to cost of sales during 1997 since they relate to the Taiwan and Puerto Rico manufacturing facilities. The costs of these facilities have historically been included in cost of sales; therefore, the restructuring charges related to these facilities have also been recorded in cost of sales.

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

The following tabular reconciliation summarizes the restructuring activity discussed above:

                                      1996                               1997                                1998
                              --------------------      Balance  --------------------       Balance  --------------------
                                           Amounts  at Dec. 31,               Amounts   at Dec. 31,               Amounts
(in millions)                 Additions   Utilized         1996  Additions   Utilized          1997  Additions   Utilized
                              ---------  ---------  -----------  ---------  ---------  ------------  ---------  ---------


Property, Plant & Equipment
  (1)                              $4.2      $(3.3)        $0.9      $10.4     $ (3.5)        $ 7.8      $ 4.6     $(12.4)

Facility Costs                      3.0         --          3.0       11.2       (3.7)         10.5        3.3      (10.0)

Severance                           0.4       (0.4)          --       32.7      (12.8)         19.9        7.6      (26.7)

Professional Fees                    --         --           --        6.0       (6.0)           --         --         --
                              ---------  ---------  -----------  ---------  ---------  ------------  ---------  ---------
Total                              $7.6      $(3.7)        $3.9      $60.3     $(26.0)        $38.2      $15.5     $(49.1)
                              ---------  ---------  -----------  ---------  ---------  ------------  ---------  ---------


                                   Balance
                               at Dec. 31,
(in millions)                         1998
                              ------------
Property, Plant & Equipment
  (1)                                 $ --
Facility Costs                         3.8
Severance                              0.8
Professional Fees                       --
                              ------------
Total                                 $4.6
                              ------------

(1) The amount provided represents a direct reduction to the property, plant and equipment balance to reflect the identified impaired assets at their fair value. The amounts utilized reflect the disposition of such identified impaired assets.

6. OTHER CHARGES

In the fourth quarter of 1996, the Company recorded $57 million ($35 million net of tax) of charges related to the Company's transition to next generation digital products and $20 million ($13 million net of tax) of other charges related to the write-down to the lower of cost or market, of inventory products the Company decided to discontinue

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

and the settlement of a litigation matter. Sales of the product the Company decided to discontinue were not material. Of these charges, $71 million were recorded as cost of sales and related to the write-down of inventories to their estimated lower of cost or market and the accrual of contractual upgrade and product warranty liabilities in connection with the transition to the Company's next generation digital products. The remaining $6 million of charges were recorded as SG&A expense and related to the write-down of fixed assets to their estimated fair values and settlement of a litigation matter. All of the fourth quarter charges were utilized by the end of 1997. The following is a description of the $57 million of charges related to the Company's transition to next generation digital products:

- In the fourth quarter of 1996, the Company recorded a $47.9 million write-down of digital product inventory to its lower of cost or market as it became evident that the expected sales price, less costs to complete, would not be sufficient to recover the carrying value of the inventory.

- The initial sales of digital products occurred during the fourth quarter of 1996. At the time of the sale, the Company accrued warranty liability in accordance with its accounting policy in Note 3. However, during the fourth quarter of 1996, subsequent to the initial sale, the Company was required to rework the product to correct an unanticipated system issue. This rework resulted in an additional $1.6 million of warranty expense and was incurred prior to December 31, 1996.

- In addition, the Company recorded an additional $3.8 million warranty liability as it became evident in the fourth quarter of 1996 that the failure rates on certain satellite products would exceed the rate previously anticipated. At the time of the sale of this product, the Company accrued a warranty liability in accordance with its accounting policy in Note 3.

- Also, in December 1996, the Company contractually agreed to provide an upgrade at no charge related to its transition from the analog platform to digital products. The $3.4 million cost of this upgrade was accrued on the date the Company became contractually obligated to perform such upgrade.

  In the fourth quarter of 1997, the Company recorded $61 million ($44 million net of tax) of other charges, partially offset by $11 million ($7 million net of tax) of other income, described below. In conjunction with the assessment of the satellite business, management concluded that future sales of certain satellite products would not be sufficient to recover the carrying value of related inventory. Accordingly, the Company recorded a $43 million charge to write-down inventory to its lower of cost or market. Concurrent with this inventory write-down, management reviewed the fixed assets and equipment related to production and testing associated with these products and concluded that their carrying value would no longer be recoverable since such assets would no longer be utilized and, accordingly, the Company wrote-down such assets by $10 million to their estimated scrap value, which management believes approximated fair value. These fixed assets were not being utilized as of December 31, 1998. A portion of these fixed assets have been disposed of and the Company expects that the remaining assets will be disposed of during 1999. The Company incurred approximately $8 million of professional fees related to the assessment of the satellite business. Of the $61 million of charges, $45 million were recorded as cost of sales, $8 million were recorded as SG&A expense and $8 million were recorded as research and development expense. The $61 million of other charges were partially offset by $11 million of other income related to investment gains and income associated with the reversal of accrued interest related to the final NLC Litigation settlement on the date the court issued its final ruling.

  The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shut down expenses and legal fees. The above charges totaled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other income (expense) - net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to the BBT litigation settlement (see Note 16) and compensation expense related to key executives of an acquired company.

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

The following tabular reconciliation summarizes the other charge activity discussed above:

                                      1996                               1997                                1998
                              --------------------      Balance  --------------------       Balance  --------------------
                                           Amounts  at Dec. 31,               Amounts   at Dec. 31,               Amounts
(In millions)                 Additions   Utilized         1996  Additions   Utilized          1997  Additions   Utilized
                              ---------  ---------  -----------  ---------  ---------  ------------  ---------  ---------

Inventory(1)                      $64.4      $(4.2)       $60.2      $42.6     $(59.5)        $43.3      $15.0     $(43.3)

Property, Plant &
  Equipment(1)                      4.9       (1.7)         3.2       10.0       (4.8)          8.4         --       (1.1)

Professional Fees & Other
  Costs                             8.2       (7.1)         1.1        7.7       (5.6)          3.2       10.1      (13.3)

Partnership Related Costs            --         --           --         --         --            --        8.4       (8.4)
                              ---------  ---------  -----------  ---------  ---------  ------------  ---------  ---------
Total                             $77.5     $(13.0)       $64.5      $60.3     $(69.9)        $54.9      $33.5     $(66.1)
                              ---------  ---------  -----------  ---------  ---------  ------------  ---------  ---------


                                   Balance
                               at Dec. 31,
(In millions)                         1998
                              ------------
Inventory(1)                         $15.0
Property, Plant &
  Equipment(1)                         7.3
Professional Fees & Other
  Costs                                 --
Partnership Related Costs               --
                              ------------
Total                                $22.3
                              ------------

(1) These charges represent a direct reduction to the inventory and property, plant and equipment balances to reflect these assets at the lower of cost or market and fair values, respectively. The amounts utilized reflect the disposition of such identified assets.

7. ASSET PURCHASE

On June 17, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with two affiliates of Tele-Communications, Inc., TCIVG-GIC, Inc. ("TCIVG") and NDTC Technology, Inc. ("NDTC Technology" and, collectively with TCIVG, "TCI") pursuant to which the Company agreed to acquire from TCIVG, in exchange for 21.4 million unregistered shares of the Company's Common Stock, certain assets, a license to certain intellectual property from NDTC Technology which will enable the Company to conduct authorization services and future cash consideration as discussed below. The shares issued to TCI are restricted in that they are not registered and are not transferable to any unrelated party other than in the event of a change of control of the Company for a period of three years following their date of issuance. The Company's provision of services under the aforementioned license is intended to provide the cable industry with a secure access control platform to support widespread deployment of digital terminals and related systems and applications. On July 17, 1998, the transaction was consummated. The Agreement provides the Company with minimum revenue guarantees from TCI over the first nine years from the date of closing. The Company has contracted with NDTC Technology for certain support services during the first nine years following the date of closing, with renewable one-year terms. The Agreement gives the Company the right to license the technology for a period of 20 years. As mentioned above, the Agreement contains a provision for TCIVG to pay the Company $50 million over the first five years from the date of closing in equal monthly installments which represents a reduction of purchase price. The present value of the $50 million note receivable was recorded as a reduction of stockholders' equity. The net purchase price of $400 million was allocated to the license and the assets acquired based on their respective estimated fair values. The fair value of assets acquired includes property, plant and equipment of $2 million, deferred tax liabilities of $30 million and a license of $428 million. The Company computed the purchase price by multiplying the number of shares issued by the per share trading price of the stock reduced by a 10% discount to reflect the restrictions associated with the unregistered shares, and adjusted such resulting amount to reflect the $50 million reduction in purchase price discussed above.

  The Company is amortizing the cost of the license over its 20-year term based on the expected revenue stream. The revenue earned from the license is solely dependent on the Company's deployment of digital terminals. Such deployment is expected to rise significantly during the 20-year license term as supported by industry data and the Company's contractual obligations with customers. The Company expects revenues resulting from such deployments, which are calculated based on estimated monthly fees times the estimated subscriber base, to rise from approximately $2.5 million in 1998 to approximately $44 million by 2002 to approximately $70 million by 2007 to approximately $80 million per annum during the last seven years of the 20-year license term. The Company

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

believes the expected revenue stream is a reliable measure of the future benefit of the license both in the aggregate and in terms of the periods to which such benefit will be realized. Accordingly, the Company believes this method of amortization is a more appropriate method than straight-line. At each reporting date, the Company's method of amortization requires the determination of a fraction, the numerator of which is the actual revenues for the period and the denominator of which is the expected revenues from the license during its 20-year term. This method results in any variation from original estimates being recognized in the current period in a manner consistent with a units-of-production method of depreciation. Under the Company's method, amortization for the period from July 17, 1998 to December 31, 1998 was approximately $0.7 million.

8. THE PARTNERSHIP

In January 1998, the Company transferred at historical cost the net assets of its Next Level Communications ("NLC") subsidiary purchased in 1995, the underlying NLC technology related to the design and marketing of a next-generation telecommunication broadband access system for the delivery of telephony, video and data from a telephone company central office to the home, and the management and workforce of NLC to the newly formed Partnership in exchange for approximately an 89% limited partnership interest (subject to additional dilution). Such transaction was accounted for at historical cost. The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at December 31, 1998. The operating general partner, which was formed by Spencer Trask & Co., an unrelated third party, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. The Company does not have the option to acquire the remaining interest in the Partnership. Net assets transferred to the Partnership of $45 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses. The Company's net equity investment in the Partnership was $36 million at December 31, 1998.

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

  In addition, in January 1998, the Company advanced $75 million to the Partnership in exchange for an 8% debt instrument (the "Note"), and the Note contains normal creditor security rights, including a prohibition against incurring amounts of indebtedness for borrowed money in excess of $10 million. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to research and development expense during the quarter ended March 31, 1998 to fully reserve for the Note concurrent with the funding. The proceeds of the Note are being utilized to fund the research and development activities of the Partnership through 1999 to develop the aforementioned telecommunication technology for widespread commercial deployment. During 1998, the Company agreed to make additional equity investments in the Partnership, aggregating $50 million, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements. Through December 31, 1998, the Company has made $16 million of this $50 million investment. The Company expects to make the remaining equity investment during the first half of 1999.

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

  The Company is accounting for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future research and development activities will be offset against the $75 million reserve discussed above. Also, the Company eliminates its interest income from the Note against the Partnership's related interest expense on the Note. For the year ended December 31, 1998, the Company's share of the Partnership's losses was $25 million, (net of the Company's share of research and development expenses and the interest income elimination). The following summarized financial information is provided for the Partnership as of and for the year ended December 31, 1998:

Net sales                                                $ 43,830

Gross profit                                                  397

Loss before income taxes                                  (81,731)

Net cash used in operating activities                     (66,633)

Current assets                                             69,829

Non-current assets                                         27,942

Current liabilities                                        31,265

Non-current liabilities                                    81,275

9. SHORT-TERM INVESTMENTS

Short-term investments are comprised of marketable equity securities at December 31, 1998 and 1997, and all such securities were classified as "available-for-sale." Proceeds and the related realized gains from the sales of available-for-sale securities were $11 million during both 1998 and 1997. The Company held no such securities during 1996. Short-term investments, excluding cash equivalents, consisted of the following at December 31, 1998 and 1997:

                                                    Gross
                                         Fair  Unrealized       Cost
Marketable Equity Securities            Value       Gains      Basis
                                   ----------  ----------  ---------

December 31, 1998                     $ 4,865     $ 3,865     $1,000
                                   ----------  ----------  ---------

December 31, 1997                     $30,346     $30,346     $   --
                                   ----------  ----------  ---------

--------------------------------------------------------------------------------

10. OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that an enterprise report the change in its net assets during the period from non-owner sources. Since this statement only requires additional disclosures, it had no impact on the Company's consolidated financial position or cash flows. During 1998 and 1997, other comprehensive income (loss) comprised unrealized gains (losses) on available-for-sale securities. Below is a reconciliation of the gross unrealized holding gains (losses) arising during 1998 and 1997 and the net unrealized gains (losses), including reclassification adjustments and the related tax benefit (expense) of each:

                                                                                       Year Ended December 31,
                                                                   ---------------------------------------------------------------
                                                                                   1998                             1997
                                                                   -------------------------------------  ------------------------

                                                                                        Tax                                    Tax
                                                                       Pre-tax    (Expense)   Net-of-tax      Pre-tax    (Expense)
                                                                        Amount   or Benefit       Amount       Amount   or Benefit
                                                                   -----------  -----------  -----------  -----------  -----------

Unrealized holding gains (losses) arising during the period        $   (15,052) $     5,870  $    (9,182) $    41,013  $   (15,507)

Less: reclassification adjustment for gains included in net
  income                                                               (11,429)       4,457       (6,972)     (10,667)       4,160
                                                                   -----------  -----------  -----------  -----------  -----------

Unrealized gains (losses) on available-for-sale securities, net    $   (26,481) $    10,327  $   (16,154) $    30,346  $   (11,347)
                                                                   -----------  -----------  -----------  -----------  -----------



                                                                    Net-of-tax
                                                                        Amount
                                                                   -----------
Unrealized holding gains (losses) arising during the period        $    25,506
Less: reclassification adjustment for gains included in net
  income                                                                (6,507)
                                                                   -----------
Unrealized gains (losses) on available-for-sale securities, net    $    18,999
                                                                   -----------

Notes (Dollars in thousands, except per share data, unless otherwise noted)

11. INVENTORIES

Inventories consist of:

                                                      December 31,
                                               --------------------------
                                                       1998          1997
                                               ------------  ------------

Raw materials                                  $    103,807  $    111,148

Work in process                                      19,236        19,676

Finished goods                                      158,408       157,254
                                               ------------  ------------

                                               $    281,451  $    288,078
                                               ------------  ------------

12. PROPERTY, PLANT AND EQUIPMENT - NET

Property, plant and equipment - net consist of:

                                                       December 31,
                                                --------------------------
                                                       1998          1997
                                                ------------  ------------
Land and land improvements                       $   17,683    $   17,683

Buildings, improvements and leasehold
   improvements                                      33,051        37,443

Machinery and equipment                             462,305       421,615
                                                ------------  ------------

                                                    513,039       476,741

Less accumulated depreciation                      (275,908)     (239,920)
                                                ------------  ------------

                                                 $  237,131    $  236,821
                                                ------------  ------------

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:

                                                       December 31,
                                                --------------------------
                                                       1998          1997
                                                ------------  ------------

Salaries and compensation liabilities            $   41,286    $   49,831

Payroll, state and local taxes                       10,764         7,648

Product and warranty liabilities                     56,666        54,594

Other                                                77,397        76,177
                                                ------------  ------------

                                                 $  186,113    $  188,250
                                                ------------  ------------

14. INCOME TAXES
The domestic and foreign components of income (loss) before income taxes are as follows:

                                          Year Ended December 31,
                                  ---------------------------------------
                                        1998           1997          1996
                                  -----------  ------------  ------------

Domestic                           $  81,881   $    (23,157) $   (189,487)

Foreign                               11,768         13,518        40,079
                                  -----------  ------------  ------------

Total                              $  93,649   $     (9,639) $   (149,408)
                                  -----------  ------------  ------------

The components of the provision (benefit) for income taxes are as follows:

                                         Year Ended December 31,
                                  -------------------------------------
                                        1998         1997         1996
                                  -----------  -----------  -----------

Current:

   Federal                         $  19,987    $   7,583    $  (5,878)

   Foreign                             8,939        3,905        4,312

   State                               9,550        3,800        1,796
                                  -----------  -----------  -----------

                                      38,476       15,288          230
                                  -----------  -----------  -----------

Deferred:

   Federal                             7,932      (11,039)     (52,635)

   Foreign                            (5,971)         926        1,269

   State                              (2,238)       1,299       (1,962)
                                  -----------  -----------  -----------

                                        (277)      (8,814)     (53,328)
                                  -----------  -----------  -----------

Provision (benefit) for income
  taxes                            $  38,199    $   6,474    $ (53,098)
                                  -----------  -----------  -----------

  Actual current tax liabilities are lower than reflected above for the year ended December 31, 1998 by $17,602 for the stock option deduction benefits recorded as a credit to stockholders' equity.

  The provision for income taxes for the periods prior to the Distributions was based on the Company's expected annual effective tax rate calculated assuming the Company had filed separate tax returns under its then existing structure. Subsequent to the Distributions, the provision for income taxes is based on the Company's actual results for that period.

  The following table presents the principal reasons for the difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the U.S. federal statutory income tax rate to the loss before income taxes:

                                        Year Ended December 31,
                                   ----------------------------------
                                         1998        1997        1996
                                   ----------  ----------  ----------

Federal income tax provision
  (benefit) at 35%                    $32,777     $(3,374)   $(52,293)

State income taxes - net                4,253       3,314        (108)

Foreign operations                       (996)      1,153      (6,655)

Non-deductible purchase
  accounting item                       4,880       4,997       4,997

Other - net                            (2,715)        384         961
                                   ----------  ----------  ----------

Provision (benefit) for income
  taxes                               $38,199      $6,474    $(53,098)
                                   ----------  ----------  ----------

Effective income tax rate               40.8%       67.2%      (35.5%)

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

Deferred income taxes as recorded in the accompanying consolidated balance sheets are comprised of the following:

                                                     December 31,
                                               ------------------------
                                                      1998         1997
                                               -----------  -----------

Deferred tax assets:

  Domestic net operating loss carryforwards
     (expiring in 2012)                        $    18,892  $    35,325

  Tax credit carryforwards (expiring through
     2018)                                          11,897        6,516

  Accounts receivable and inventory reserves        33,312       33,732

  Product and warranty liabilities                  22,064       21,250

  Employee benefits                                 28,996       26,784

  Reserve on Partnership Note                       11,010           --

  Warrant costs related to customer purchases        8,515           --

  Other accrued liabilities                         15,686       12,354

  Other                                              3,438        4,275
                                               -----------  -----------

Gross deferred tax assets                          153,810      140,236
                                               -----------  -----------

Deferred tax liabilities:

  Fixed and intangible assets                       65,063       17,673

  Unrealized gain on short-term investments          1,020       11,347

  Other                                              1,367        5,745
                                               -----------  -----------

Gross deferred tax liabilities                      67,450       34,765
                                               -----------  -----------

Net deferred tax asset                         $    86,360  $   105,471
                                               -----------  -----------

  In July 1997, the Company, General Semiconductor and CommScope entered into a tax-sharing agreement that effectively provides that the Company will be responsible for the consolidated tax liability of the Distributing Company for all periods prior to the Distributions.

  At December 31, 1996, the federal and state income taxes which were currently payable or receivable were settled with the Distributing Company through divisional net equity. In addition, during the year ended December 31, 1996, the Distributing Company settled certain tax matters which decreased the Company's tax payable through divisional net equity to the Distributing Company and resulted in a credit of $5 million to goodwill, since these matters related to periods prior to the acquisition of the Distributing Company by affiliates of Forstmann Little & Co.

  Deferred taxes have not been provided on undistributed earnings of certain foreign operations of $14 million and $6 million in 1998 and 1997, respectively, as those earnings are considered to be permanently reinvested. Determining the tax liability that would arise if these earnings were remitted is not practicable. Income taxes received during 1998 and 1997 subsequent to the Distributions were $5 million and $2 million, respectively. Income taxes paid during 1998 were $15 million.

15. LONG-TERM DEBT

In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three - month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which will vary based on certain performance criteria. The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate, and as of December 31, 1998 and 1997, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At December 31, 1998 and 1997, the Company had not borrowed under the Credit Agreement and had available credit of $500 million and $513 million, respectively. Interest paid related to the Credit Agreement during 1998 and 1997 subsequent to the Distributions was $1 million and $5 million, respectively.

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

16. COMMITMENTS AND CONTINGENCIES

The Company leases office space, manufacturing and warehouse facilities and transportation and other equipment under operating leases, which expire at various dates through the year 2009. Rent expense was $15 million, $16 million and $15 million in 1998, 1997 and 1996, respectively. The Company has two seven-year operating lease agreements for its domestic administrative facilities, and the total cost of the facilities covered by these agreements approximates $110 million. These leases provide for a substantial residual value guarantee (approximately 83% of the total cost) which is due upon termination of the lease and include purchase and renewal options. The Company can exercise its purchase option or the facilities can be sold to a third party. Upon termination of the leases, the Company expects the fair market value of the leased facilities to substantially reduce or eliminate the payment under the residual value guarantees. The table of future minimum operating lease payments below excludes any payments related to these guarantees.

  Total future minimum rentals to be received under noncancelable subleases as of December 31, 1998 are $9 million. Future minimum lease payments required under noncancelable operating leases as of December 31, 1998 are as follows:

1999                                                     $9,769
2000                                                      9,073
2001                                                      8,649
2002                                                      8,421
2003                                                      5,932
Thereafter                                                8,643
                                                      ---------
Total minimum lease payments                            $50,487
                                                      ---------

  The Company had approximately $109 million and $87 million of letters of credit outstanding at December 31, 1998 and 1997, respectively.

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

  On May 5, 1998, the action entitled BroadBand Technologies, Inc. v. General Instrument Corp., pending in the United States District Court for the Eastern District of North Carolina, was dismissed with prejudice. In addition, on May 4, 1998, the action entitled Next Level Communications v. BroadBand Technologies, Inc., was dismissed with prejudice. These dismissals were entered pursuant to a settlement agreement under which, among other things, the Partnership has paid BroadBand Technologies ("BBT") $5 million and BBT and the Partnership have entered into a perpetual cross-license of patents applied for or issued currently or during the next five years. At the time of the formation of the Partnership (see Note 8), the Company, as limited partner, and Spencer Trask, as general partner, estimated that no liability existed with respect to the BBT litigation. Further, the Partnership indemnified the Company with respect to this litigation because such litigation was directly related and attributable to the technology transferred to the Partnership.

  A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distributions, by allegedly making false and misleading statements and failing to disclose material facts about the

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

Distributing Company's planned shipments in 1995 of its CFT 2200 and Digicipher-Registered Trademark- products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distributions, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. The Company intends to vigorously contest these actions.

  An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants filed a motion to dismiss parts of the amended complaint and answered the balance of the amended complaint, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of Section 14(a) of the Exchange Act, and denied the remainder of the defendants' motion to dismiss. In November 1998, the defendants filed an answer to the remaining parts of the amended complaint, denying liability. The Company intends to vigorously contest this action.

  In connection with the Distributions, the Company has agreed to indemnify General Semiconductor, Inc. with respect of its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

  On February 19, 1998, a consolidated securities class action complaint entitled IN RE NEXTLEVEL SYSTEMS, INC. SECURITIES LITIGATION was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants moved to dismiss the remaining counts of the complaint. The Company intends to vigorously contest this action.

  On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION AND DSC TECHNOLOGIES CORPORATION V. NEXT LEVEL COMMUNICATIONS, L.P, KK MANAGER, L.L.C., GENERAL INSTRUMENT CORPORATION AND SPENCER TRASK & CO., INC. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC alleged that in connection with the formation of the Partnership and the transfer to it of NLC's switched digital video technology, the Partnership and KK Manager misappropriated DSC's trade

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

secrets; that the Company improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask conspired to misappropriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, the Company and the other defendants filed an action in the United States District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit involving DSC, described above, pursuant to which NLC had paid $141 million. On May 14, 1998, the Texas court granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. That injunction order is now on appeal to the United States Court of Appeal for the Fifth Circuit where it has been briefed and awaits determination. On July 6, 1998, the defendants filed a motion for summary judgment with the Texas court requesting a permanent injunction preventing DSC from proceeding with this litigation. As a result of the preliminary injunction, the Delaware Action has been stayed in its entirety. The Company intends to vigorously contest this action.

  In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages (as specified below). The arbitration proceeding is scheduled to begin March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. On January 25, 1999, the Company received a copy of StarSight's Statement of Damages, as directed by the arbitration panel. This statement identifies purported damages arising from the sale by the Company of certain analog set top boxes containing a native electronic program guide. StarSight alleges that it is entitled to collect $90 million to $177 million in compensatory damages and an unspecified amount of punitive damages. The Company has denied StarSight's allegations and intends to vigorously contest this action.

  On November 30, 1998, an action entitled GEMSTAR DEVELOPMENT CORPORATION AND INDEX SYSTEMS, INC. V. GENERAL INSTRUMENT CORPORATION was filed in the United States District Court for the Northern District of California. The complaint alleges infringement by the Company of two U.S. patents allegedly covering electronic program guides. The complaint seeks unspecified damages and an injunction. The plaintiffs have sought to consolidate discovery for this action with similar actions pending against Pioneer Electronics Corp. and Scientific - Atlanta, Inc. The Company has responded to the plaintiffs' motion, currently pending before the Judicial Panel on Multidistrict Litigation (the "Judicial Panel"). On January 27, 1999, the court entered an order staying these proceedings until the Judicial Panel decides the plaintiffs' consolidation motion. The Company denies that it infringes the subject patents and intends to vigorously defend this action.

  While the ultimate outcome of the matters described above cannot be determined, the Company intends to vigorously contest these actions and management does not believe that the final disposition of these matters will have a material adverse effect on the Company's consolidated financial statements.

17. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS. Prior to the Distributions, the Company participated in the Distributing Company's domestic and foreign pension plans, and the Company's consolidated financial statements reflect the costs experienced for its employees and retirees while included in the Distributing Company's plans. The Company, CommScope and General Semiconductor entered into an Employee Benefits Allocation Agreement, which provided that, effective as of the Distributions, the Company assumed responsibility for liabilities of the Distributing Company under the Distributing Company's employee benefit plans with respect to individuals who are employees or retirees of the Company. In connection with dividing the Distributing Company's Taiwan operations between

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

the Company and General Semiconductor, a curtailment and settlement loss of $4 million was recorded by the Company.

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

Net periodic benefit cost of the Company for the years ended December 31, 1998 and 1997 consists of the following:

                                                                    Pension Benefits                           Other Benefits
                                                 ------------------------------------------------------  --------------------------
                                                                Year Ended December 31,                   Year Ended December 31,
                                                 ------------------------------------------------------  --------------------------
                                                            1998                        1997                     1998          1997
                                                 --------------------------  --------------------------  ------------  ------------
COMPONENTS OF NET PERIODIC                           Domestic       Foreign      Domestic       Foreign
BENEFIT COST                                     ------------  ------------  ------------  ------------
Service cost                                     $      3,557  $      1,719  $      2,651  $      1,713  $      1,063  $        824

Interest                                                2,881         1,347         2,443         1,612           591           531

Expected return on plan assets                         (2,081)         (135)       (1,755)         (285)           --            --

Net amortization and deferral                              (9)          367           (11)          578          (186)         (181)

Curtailment and settlement loss                            --            --            --         4,282            --            --
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Net periodic benefit cost                        $      4,348  $      3,298  $      3,328  $      7,900  $      1,468  $      1,174
                                                 ------------  ------------  ------------  ------------  ------------  ------------

  The Company's share of the Distributing Company's consolidated net periodic benefit costs that has been recorded in the accompanying statement of operations in 1996 was $5 million for pension benefit costs and $0.8 million for other benefit costs. The net periodic benefit cost presented above for 1997 includes the Company's share of the Distributing Company's net periodic benefit cost for the period prior to the Distributions.

                                                                    Pension Benefits                           Other Benefits
                                                 ------------------------------------------------------  --------------------------
                                                            1998                        1997                     1998          1997
                                                 --------------------------  --------------------------  ------------  ------------
CHANGE IN BENEFIT OBLIGATION                         Domestic       Foreign      Domestic       Foreign
                                                 ------------  ------------  ------------  ------------

Benefit obligation at beginning of year          $     37,986  $     20,211  $     32,558  $     31,243  $      8,528  $      5,510

Service cost                                            3,557         1,719         2,651         1,713         1,063           824

Interest                                                2,881         1,347         2,443         1,612           591           531

Actuarial (gain) loss                                   6,890           534         1,021          (647)          642         1,967

Benefits paid                                            (690)       (1,946)         (687)         (174)         (118)         (304)

Effect of curtailment                                      --            --            --        (1,806)           --            --

Settlement payments                                        --            --            --       (11,307)           --            --

Effect of foreign exchange                                 --           250            --          (423)           --            --
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Benefit obligation at end of year                $     50,624  $     22,115  $     37,986  $     20,211  $     10,706  $      8,528
                                                 ------------  ------------  ------------  ------------  ------------  ------------

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

                                                                    Pension Benefits
                                                 ------------------------------------------------------
                                                            1998                        1997
                                                 --------------------------  --------------------------
CHANGE IN PLAN ASSETS                                Domestic       Foreign      Domestic       Foreign
                                                 ------------  ------------  ------------  ------------

Fair value of plan assets at beginning of year   $     25,680  $        912  $     22,104  $      8,752

Actual return on plan assets                            3,374            53         4,263            --

Employer contributions                                  2,651         3,386            --         1,751

Benefits paid                                            (690)       (1,937)         (687)      (10,704)

Transfers from the Distributing Company                    --            --            --         1,616

Effect of foreign exchange                                 --            65            --          (503)
                                                 ------------  ------------  ------------  ------------

Fair value of plan assets at end of year         $     31,015  $      2,479  $     25,680  $        912
                                                 ------------  ------------  ------------  ------------


                                                                    Pension Benefits                           Other Benefits
                                                 ------------------------------------------------------  --------------------------
                                                                      December 31,                              December 31,
                                                 ------------------------------------------------------  --------------------------
                                                            1998                        1997                     1998          1997
                                                 --------------------------  --------------------------  ------------  ------------
RECONCILIATION OF FUNDED STATUS                      Domestic       Foreign      Domestic       Foreign
                                                 ------------  ------------  ------------  ------------

Funded status                                        $(19,609)     $(19,636)     $(12,306)     $(19,299)     $(10,706)      $(8,528)

Unrecognized prior service cost                          (181)           --          (200)           --        (1,668)       (1,800)

Unrecognized actuarial (gain) loss                      4,041         8,119        (1,462)        7,752          (819)       (1,515)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Accrued benefit liability                            $(15,749)     $(11,517)     $(13,968)     $(11,547)     $(13,193)     $(11,843)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

WEIGHTED-AVERAGE ASSUMPTIONS

Discount rate                                           6.75%         6.75%         7.25%         6.75%         6.75%         7.25%

Investment return                                       9.00%         7.00%         9.00%         8.00%            --            --

Compensation increase                                   4.75%         6.00%         4.75%         6.00%            --            --

  The domestic pension plans consist principally of a qualified retirement plan that has satisfied the full funding limitation requirements under ERISA. The Company maintains unfunded supplemental retirement plans for certain members of management, and net periodic benefit cost and accrued benefit obligations for these plans are included in the amounts above. The Company's foreign pension plans consist principally of a Taiwan pension plan, which is funded under Taiwan's statutory requirements. The Company's domestic plan's assets consist of fixed income and equity securities, and the Taiwan plan's assets principally consist of fixed income securities.

  The assumed rate of future increases in health care cost during 1998 was 11.25% for pre-age 65 retirees and is expected to decline to 6% by the year 2005, and 9.0% for post-age 65 retirees and is expected to decline to 6% by the year 2003. Under the Plan, the actuarially determined effect of a one-percentage point change in the assumed health care cost trend rate would have the following effects:

                                          One-Percentage    One-Percentage
                                          Point Increase    Point Decrease
                                        ----------------  ----------------

Effect on postretirement benefit
  obligation                                      $2,356           $(1,772)

Effect on total of service and
  interest cost components                           427              (303)

   SAVINGS PLAN. The Company maintains a voluntary savings plan covering all non-union employees (prior to the Distributions, eligible employees of the Company participated in the Distributing Company's savings plan). Eligible employees may elect to contribute up to 10% of their salaries subject to certain limitations. The Company contributes an amount equal to 50% of the first 6% of the employee's salary that the employee contributes subject to certain limitations. The Company's expense related to these savings plans was $3 million, $4 million and $3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Notes (Dollars in thousands, except per share data, unless otherwise noted)

18. STOCKHOLDERS' EQUITY

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

  Immediately following the Distributions, awards outstanding under the Distributing Company Plan held by the Company's employees were replaced by substitute awards under the Company's 1997 Long-Term Incentive Plan (the "1997 Plan"), and the substitute awards preserved the economic value of the canceled Distributing Company options. Accordingly, the substitute options have the same ratio of the exercise price per option to the market value per share, the same aggregate intrinsic value (difference between market value per share and exercise price) and the same vesting provisions, option period and other terms and conditions as the Distributing Company options being replaced.
  The 1997 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance units, performance shares and phantom shares and phantom stock to employees of the Company and its subsidiaries and the granting of stock options to directors of the Company. Generally, stock options have a 10-year term and vest within three or four years of grant.

  The number of shares of Distributing Company common stock subject to options held by the Company's employees at December 31, 1996 was approximately 9 million. The following table summarizes stock option activity relating to the Company's stock option plan subsequent to the Distributions.

                                                                  Weighted-
                                                  Number of)        Average
                                                     Shares  Exercise Price
                                              (In Thousands       Per Share
                                             --------------  --------------

Distributing Company options
  related to employees of the
  Company, and outstanding
  at July 28, 1997                                   11,349          $22.45
                                             --------------

Company options substituted for
  Distributing Company Options,
  and outstanding at July 28, 1997                   16,655           15.30

Granted                                               3,069           16.59

Exercised                                              (679)          13.78

                                                     (2,117)          15.93
Canceled
                                             --------------
                                                     16,928           15.52
Outstanding at December 31, 1997

Granted                                               3,509           21.87

Exercised                                            (5,342)          15.00

                                                     (1,240)          17.74
Canceled
                                             --------------
                                                     13,855           17.13
Outstanding at December 31, 1998
                                             --------------

The following table summarizes information about stock options outstanding and exercisable under the 1997 Plan.

                                       Shares Under Options Outstanding                             Options Exercisable
                       ----------------------------------------------------------------  ------------------------------------------
                                    Options      Weighted-Average                                     Options
                             Outstanding at             Remaining                              Exercisable at
Range of Exercise         December 31, 1998           Contractual      Weighted-Average     December 31, 1998      Weighted-Average
Prices                       (In Thousands)          Term (Years)        Exercise Price        (In Thousands)        Exercise Price
---------------------  --------------------  --------------------  --------------------  --------------------  --------------------

$   1.03 -  $    1.87                    67                   4.0                $ 1.32                    67                $ 1.32

   10.82 -      13.82                   154                   4.2                 11.08                   151                 11.03

   14.14 -      15.75                 7,749                   7.8                 15.24                 3,654                 14.98

   16.00 -      17.80                 2,069                   7.2                 17.09                 1,319                 17.16

   18.57 -      20.88                   758                   8.8                 20.07                    41                 20.19

   21.69 -      24.44                 2,996                   9.6                 21.75                    --                    --

   25.00 -      30.00                    62                   9.7                 27.08                    --                    --

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

  At December 31, 1998, 0.4 million shares were reserved for future awards under the 1997 Plan.

  The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Since the exercise price of all stock options granted was equal to the closing price of the Common Stock on the New York Stock Exchange on the date of grant, no compensation expense has been recognized by the Company under its stock option plan. Compensation expense would have been $19 million and $23 million for the years ended December 31, 1998 and 1997, respectively, had compensation cost for stock options awarded under the 1997 Plan and under the Distributing Company Plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company's net income for the year ended December 31, 1998 would have been $44 million and basic and diluted earnings per share would have been $0.28 and $0.26, respectively. The Company's pro forma net loss and pro forma loss per share (basic and diluted) for the year ended December 31, 1997 would have been $31 million and $0.21, respectively.

  The incremental fair value of the Company's options was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected holding period of 4 years; a risk-free interest rate of 4.49% and 6.08% for 1998 and 1997, respectively; an expected volatility of 40% and 35% for 1998 and 1997, respectively; and an expected dividend yield of 0%. The weighted-average per share fair values of the options granted during 1998 and 1997 were estimated at $8.17 and $6.20, respectively.

   WARRANTS. In December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to nine of the leading North American cable television multiple system operators ("MSOs") over a three to five year period, beginning in 1998. In connection with these legally binding supply agreements, the Company issued warrants to purchase approximately 29 million shares of the Company's Common Stock. Warrants aggregating 7.2 million, 7.3 million and 14.2 million issued to the MSOs will vest and become exercisable on December 31, 1998, 1999, and 2000, respectively, provided that in each of those years each such MSO fulfills its obligation to purchase a threshold number of digital terminals from the Company. Each warrant is exercisable for one share of Common Stock for a period of 18 months after it vests at an exercise price of $14.25 for each share of Common Stock. If, in any year, the Company fails to deliver the threshold number of digital terminals for such year, through no fault of the MSO, the total number of such MSOs warrants will vest for that year. If, in any year, an MSO fails to purchase the threshold number of terminals for such year, through no fault of the Company, no warrants for such year will vest, and the MSO shall be subject to legal proceedings and damages relating to such failure. The Company believes that the magnitude of such damages would be substantial. The Company believes it is probable that the MSOs will perform under the terms of the supply agreement because there is a sufficiently large disincentive for non-performance, accordingly, it believes a performance commitment has been met and the fair value of the warrants was determined as of the date of the supply agreement. The weighted-average per share fair value of the warrants granted during 1997 approximated $3.50 using the Black-Scholes pricing model with assumptions consistent with those discussed above, except for the expected holding periods for the warrants, which range from 2.5 to 4.5 years. The value of the warrants for each MSO is being expensed to cost of sales based upon actual units shipped to the MSO in a year in relation to the total threshold number of units required to be purchased by the MSO in such year. During 1998, the Company recorded $21.8 million to cost of sales related to these warrants, since the full amount of the 1998 warrants vested on December 31, 1998.

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

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

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

   OTHER TRANSACTIONS. On September 9, 1998, the Company announced a share repurchase program authorizing the Company to repurchase up to 10 million shares of its outstanding Common Stock. Through December 31, 1998, the Company had repurchased a total of 6.3 million shares at a cost of $126.3 million.

  In January 1999, Sony Corporation purchased 7.5 million newly issued unregistered shares of Common Stock of the Company for $188 million.

19. RELATED PARTY TRANSACTIONS

In connection with the asset purchase from TCI, which was consummated on July 17, 1998 (see Note 7), TCI obtained approximately a 12% ownership interest in the Company, and at December 31, 1998, such ownership interest was 13%. TCI is also a significant customer of the Company. Sales to TCI represented 31% of total Company sales for the year ended December 31, 1998. Management believes the transactions with TCI are at arms length and are under terms no less favorable to the Company than those with other customers. At December 31, 1998 accounts receivable from TCI totaled $81 million.

20. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

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

  The Company enters into forward exchange contracts on a month-to-month basis to reduce foreign currency exposure with regard to certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These contracts generally do not subject the Company's results of operations to risk of exchange rate movements because gains and losses on these contracts generally offset, in the same period, gains and losses on the monetary assets and liabilities covered by the exchange contracts.

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

  On a selective basis, the Company (and the Distributing Company, on behalf of the Company, prior to the Distributions) enters into forward exchange and purchased option contracts to reduce the currency exposure of contractual and other firm commitments denominated in foreign currencies. The Company may also use forward exchange and purchased option contracts designed to limit the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The purpose of these activities is to protect the Company from the risk that the eventual net cash flows in U.S. dollars from foreign receivables and payables will be adversely affected by changes in exchange rates. Gains and losses on such transactions related to contractual and other firm commitments are deferred and recognized in the Company's results of operations in the same period as the gain or loss from the settlement of the underlying transactions. Gains and losses on forward exchange contracts used to limit anticipated, but not yet committed, transactions are recognized in the Company's results of operations as changes in exchange rates for the applicable foreign currencies occur. Historically, foreign exchange contracts with respect to contractual and other firm commitments and anticipated, but not yet committed, transactions have been short-term in nature. In addition, purchased options have had no intrinsic value at the time of purchase.

  The Company generally settles forward exchange contracts at maturity at prevailing market rates. The Company recognizes in its results of operations over the life of the contract the amortization of the contract premium or discount. The amortization of these premiums or discounts during each of the three years in the period ended December 31, 1998 was not significant. As of December 31, 1998 and 1997, the Company had outstanding forward exchange contracts with notional amounts of $58 million and $73 million, respectively, comprised of foreign currencies that were to be purchased (principally the New Taiwan dollar and the Pound Sterling in 1998 and the New Taiwan and Canadian dollars in 1997) and $13 million and $11 million, respectively, comprised of foreign currencies that were to be sold (principally the Canadian dollar and the Deutsche Mark in 1998 and the Canadian dollar in 1997). All outstanding forward exchange contracts at December 31, 1998 and 1997 mature within 12 months, and the fair values of such contracts approximated their carrying values, which were not material. Accordingly, deferred gains or losses on such contracts at December 31, 1998 and 1997 were not significant. Foreign currency transaction losses included in operations were $1 million, $2 million and $2 million in 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, the Company had no purchased option contracts outstanding.

  The estimated fair value of cash equivalents, accounts receivable, and accounts payable, approximates their carrying value. The Company has an investment in equity securities of a publicly traded company, which have certain restrictions, which may under certain circumstances cause the investment to be redeemed at cost. Such restrictions do not lapse until April 2000 and, therefore, the Company has not reflected this investment at its fair value at December 31, 1998. Accordingly, the Company is carrying this investment at its cost of $23 million, which has been included in "Investments and other assets" on the consolidated balance sheets as of December 31, 1998 and 1997. When such restrictions expire, the investment will be classified as available-for-sale with any unrealized gain or loss recorded through stockholders' equity. At December 31, 1998, the fair value of this investment, were it not restricted, would have been approximately $272 million.

21. SEGMENT AND GEOGRAPHIC INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosure about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chairman of the Board and Chief Executive Officer.

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

  The Company currently has two reportable segments: Broadband Networks Systems and Satellite and Broadcast Network Systems. The Broadband Networks Systems segment is comprised of digital and analog cable and wireless television systems and transmission network systems which includes cable television analog and digital set top terminal products and headend and amplifier equipment products for the transmission of voice, video and high speed data over cable TV networks. The Satellite and Broadcast Network Systems segment includes analog and digital satellite television system products which enable programmers, satellite operators and business users to deliver high quality, compressed video service to cable television headends, corporate locations or directly to consumer homes. Although both of the Company's segments provide communications equipment products that deliver video, audio and high-speed internet/data services, they have not been aggregated due primarily to different customer bases.

  The Company has also disclosed separately below the results of NLC for the years prior to the transfer of the net assets of NLC to the Partnership. As disclosed in Note 8, the results of the Partnership are included in other income (expense)-net in the statement of operations for the year ended December 31, 1998.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies, however, as described below, for internal management reporting purposes certain costs, such as corporate overhead and restructuring charges, have not been allocated to the segments. The Company measures segment performance based upon operating profit. Information on the segments and reconciliations to consolidated amounts are as follows:

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

                                                                                    Satellite
                                                                    Broadband   and Broadcast                         Corporate
                                                                     Networks         Network          Next Level   Unallocated
                                                                      Systems         Systems   Communications(a)     and Other
                                                                -------------  --------------  ------------------  ------------

1998

  Net sales                                                     $   1,569,483        $418,342           $      --  $         --

  Operating income (loss)                                             234,884          35,201                  --      (165,838)(c)

  Other income (expense) - net (including equity interest in
     Partnership losses of $25,089)                                        --              --                  --       (11,815)

  Interest income (expense) - net                                          --              --                  --         1,217

  Income (loss) before income taxes                                        --              --                  --        93,649

  Segment assets(b)                                                   649,183         203,119                  --         6,319(d)

  Capital expenditures                                                 78,869          12,891                  --            --

  Depreciation and intangible amortization expense                     41,215          23,975                  --        18,374(e)

  Warrant costs related to customer purchases                          21,834              --                  --            --

1997

  Net sales                                                     $   1,292,930        $462,068             $ 9,090  $         --

  Operating income (loss)                                             218,942          (7,449)            (58,462)     (163,226)(c)

  Other income (expense) - net                                             --              --                  --         5,766

  Interest income (expense) - net                                          --              --                  --        (5,210)

  Income (loss) before income taxes                                        --              --                  --        (9,639)

  Segment assets(b)                                                   512,241         338,250              37,970       (19,937)(d)

  Capital expenditures                                                 42,064          26,740              10,702           322

  Depreciation and intangible amortization expense                     33,962          33,225               4,133        18,537(e)

1996

  Net sales                                                     $   1,180,424        $575,161           $      --  $         --

  Operating income (loss)                                             153,388          22,229             (29,781)     (267,847)(c)

  Other income (expense) - net                                             --              --                  --        (1,427)

  Interest income (expense) - net                                          --              --                  --       (25,970)

  Income (loss) before income taxes                                        --              --                  --      (149,408)

  Segment assets(b)                                                   588,284         321,138              12,214       (13,075)(d)

  Capital expenditures                                                 99,172          27,040               8,048            93

  Depreciation and intangible amortization expense                     32,344          31,553               2,063        18,540(e)


                                                                        Total
                                                                      Company
                                                                -------------
1998
  Net sales                                                     $   1,987,825
  Operating income (loss)                                             104,247
  Other income (expense) - net (including equity interest in
     Partnership losses of $25,089)                                   (11,815)
  Interest income (expense) - net                                       1,217
  Income (loss) before income taxes                                    93,649
  Segment assets(b)                                                   858,621
  Capital expenditures                                                 91,760
  Depreciation and intangible amortization expense                     83,564
  Warrant costs related to customer purchases                          21,834
1997
  Net sales                                                     $   1,764,088
  Operating income (loss)                                             (10,195)
  Other income (expense) - net                                          5,766
  Interest income (expense) - net                                      (5,210)
  Income (loss) before income taxes                                    (9,639)
  Segment assets(b)                                                   868,524
  Capital expenditures                                                 79,828
  Depreciation and intangible amortization expense                     89,857
1996
  Net sales                                                     $   1,755,585
  Operating income (loss)                                            (122,011)
  Other income (expense) - net                                         (1,427)
  Interest income (expense) - net                                     (25,970)
  Income (loss) before income taxes                                  (149,408)
  Segment assets(b)                                                   908,561
  Capital expenditures                                                134,353
  Depreciation and intangible amortization expense                     84,500

(a) See Note 8.

(b) Segment assets include accounts receivable, inventories and property, plant and equipment. Other balance sheet items are not allocated to the segments.

(c) Primarily reflects unallocated costs, including amortization of excess of cost over fair value of net assets acquired of $14 million, $15 million and $14 million in 1998, 1997 and 1996, respectively, and restructuring and other charges of $115 million, $122 million and $126 million in 1998, 1997 and 1996, respectively (see Notes 5, 6, and 16). The remaining reconciling amounts reflect unallocated corporate selling, general and administrative expenses.

(d) Primarily reflects non-trade accounts receivable of $8 million, $15 million and $17 million at December 31, 1998, 1997 and 1996, respectively, and certain unallocated property, plant and equipment balances of $16 million, $17 million and $21 million at December 31, 1998, 1997 and 1996, respectively, offset by restructuring and other charge adjustments not allocated to the segments for internal management reporting purposes.

(e) Primarily reflects amortization of excess of cost over fair value of net assets acquired of $14 million, $15 million and $14 million in 1998, 1997 and 1996, respectively, as well as intangible amortization of $4 million, $3 million and $4 million in 1998, 1997 and 1996, respectively.

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

  Net revenues are attributed to geographic areas based upon the location to which the product is shipped. A majority of the foreign long-lived assets are located in Taiwan and Mexico, where the Company manufactures or assembles a significant portion of its products.

                                     U.S.      Foreign          Total
                            -------------  -----------  -------------

1998

  Net revenues              $   1,683,072  $   304,753  $   1,987,825

  Long-lived assets             1,090,126      100,167      1,190,293

1997

  Net revenues              $   1,251,324  $   512,764  $   1,764,088

  Long-lived assets               711,297       79,256        790,553

1996

  Net revenues              $   1,294,646  $   460,939  $   1,755,585

  Long-lived assets               745,000       78,333        823,333

  A limited number of cable and satellite television operators provide services to a large percentage of television households in the U.S. The loss of some of these operators as customers could have a material adverse effect on the Company's sales. TCI, including affiliates, accounted for 31%, 14%, and 23% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. Time Warner, including affiliates, accounted for 14% and 13% of the Company's consolidated net sales in 1997 and 1996, respectively. PRIMESTAR accounted for 11% of the Company's consolidated net sales in 1998.

  On January 22, 1999, PRIMESTAR announced that it reached an agreement to sell its direct broadcast satellite medium-power business and assets as well as its rights to acquire high-power satellite assets to Hughes Electronics Corporation. The Company is currently uncertain whether and to what extent PRIMESTAR will continue to order and purchase medium-power equipment from the Company. Further, the Company does not expect to supply any high-power equipment to PRIMESTAR.

  Absent the failure of PRIMESTAR to honor its contractual commitments with the Company, the Company believes that the loss of PRIMESTAR's business will not have a material adverse effect on the Company's financial condition or results of operations.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly data for 1998 and 1997 are as follows:

                                                                              Quarter Ended
                                          --------------------------------------------------------------------------------------
                                               March 31,              June 30,           September 30,          December 31,
                                          --------------------  --------------------  --------------------  --------------------

                                            1998(a)    1997(b)       1998    1997(c)       1998       1997       1998    1997(d)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net sales                                  $416,920   $408,028   $488,505   $450,403   $518,196   $464,582   $564,203   $441,075

Gross profit                                 92,988    113,514    141,121    117,618    152,863    133,441    169,526     63,033

Net income (loss)                           (59,891)     4,960     29,963        406     39,409     24,458     45,969    (45,937)

Earnings (loss) per share - basic(e)       $  (0.40)             $   0.20              $   0.23   $   0.17   $   0.27   $  (0.31)

Earnings (loss) per share - diluted(e)        (0.40)                 0.19                  0.22       0.16       0.26      (0.31)

(a) Includes pre-tax charges of $124 million ($79 million net-of-tax) reflecting $16 million of restructuring charges (see Note 5) and $33 million of other charges (see Note 6) primarily including costs related to the closure of various facilities, including the Company's satellite TV manufacturing facility in Puerto Rico, severance and other employee separation costs, the write down of fixed assets to their estimated fair values and inventory to its lower of cost or market, as well as a $75 million charge to fully reserve for the R&D advance made to the Partnership (see Note 8). Of these charges, $27 million were recorded as cost of sales, $13 million were recorded as SG&A expense, $75 million were recorded as R&D expense and $9 million were recorded as other expense.

(b) Includes a pre-tax charge of $3 million ($2 million net-of-tax), recorded as cost of sales, for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor.

(c) Includes a pre-tax charge of $15 million ($11 million net-of-tax), recorded as cost of sales, for employee costs related to dividing the Distributing Company's Taiwan operations between the Company and General Semiconductor and a pre-tax charge of $6 million ($4 million net-of-tax), recorded as SG&A expense, related to legal and other professional fees incurred in connection with the Distributions.

(d) Includes pre-tax charges of $86 million reflecting $36 million ($24 million net-of-tax) of restructuring charges (see Note 5) and $61 million ($44 million net-of-tax) of other charges (see Note 6), primarily related to the restructuring of the satellite business and the consolidation of the corporate headquarters, offset by $11 million ($7 million net of tax) of other income and interest income (see Note 6). These costs include $66 million recorded as cost of sales, $22 million recorded as SG&A expense and $9 million recorded as R&D expense, partially offset by $4 million of other income and $7 million of interest income.

(e) Historical earnings (loss) per share for the periods prior to the Distributions have been omitted since the Company was not a separate company with a capital structure of its own.

NOTES (Dollars in thousands, except per share data, unless otherwise noted)

  The Common Stock is listed and traded under the symbol GIC on the New York Stock Exchange. The Common Stock began trading on July 24, 1997, as a result of the Distributions. The Company did not pay dividends on its Common Stock during 1997 or 1998. The Company's ability to pay cash dividends on its Common Stock is limited by certain covenants contained in a credit agreement to which the Company is a party. The high and low stock prices of the Common Stock are listed below:

                                     Stock Price Ranges
                                ----------------------------
                                         High            Low
                                -------------  -------------

1997

  Third Quarter                 $  21  1/2     $  16

  Fourth Quarter                $  19  1/8     $  12  5/8

1998

  First Quarter                 $  22          $  16  7/16

  Second Quarter                $  28  3/4     $  19  3/4

  Third Quarter                 $  29  1/2     $  16  11/16

  Fourth Quarter                $  36  15/16   $  17  1/2

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of General Instrument Corporation:

We have audited the financial statements of General Instrument Corporation and its subsidiaries (formerly NextLevel Systems, Inc. and, prior thereto, the Communications Business of the former General Instrument Corporation) as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 9, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the financial state-

ment schedule of General Instrument Corporation, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
------------------------------------

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 9, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at                                                         Balance at
                                                 Beginning of                                                             End of
(In thousands)                                         Period     Additions      Deductions           Other               Period
                                                -------------   -----------   -------------   -------------          -----------

Allowance For Doubtful Accounts:

Year ended December 31, 1998                    $       3,566    $    2,074     $    (1,807)   $         --           $    3,833

Year ended December 31, 1997                    $      12,910    $      437     $    (4,781)   $     (5,000)(a)       $    3,566

Year ended December 31, 1996                    $      10,144    $    5,190     $    (2,424)   $         --           $   12,910

(a) Other represents the collection of certain receivables previously considered to be uncollectable.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Next Level Communications L.P.:

We have audited the accompanying balance sheet of Next Level Communications L.P. as of December 31, 1998 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Next Level Communications L.P. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

  As discussed in Note 2, Next Level Communications L.P. has incurred operating losses and negative cash flows and is dependent upon obtaining additional capital to fund its operations and meet its obligations.

/s/ DELOITTE & TOUCHE LLP
-----------------------------
DELOITTE & TOUCHE LLP

San Francisco, California
February 9, 1999

NEXT LEVEL COMMUNICATIONS L.P.
BALANCE SHEET

                                                                                                         December 31,
                                                                                                        --------------
(dollars in thousands)                                                                                           1998
                                                                                                        --------------

ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                                              $     28,983

  Trade receivables (net of allowance for doubtful accounts of $490)                                           11,068

  Other receivables                                                                                             5,023

  Inventories                                                                                                  20,670

  Receivable from General Instrument                                                                            3,350

  Other current assets                                                                                            735
                                                                                                        --------------
    Total current assets                                                                                       69,829

PROPERTY AND EQUIPMENT, NET                                                                                    21,558

INTANGIBLE ASSETS, NET                                                                                          6,266

OTHER ASSETS                                                                                                      118
                                                                                                        --------------
    TOTAL ASSETS                                                                                         $     97,771
                                                                                                        --------------
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable                                                                                       $     16,467

  Accrued expenses                                                                                             10,697

  Deferred revenue                                                                                              3,705

  Current portion of capital lease obligations                                                                    396
                                                                                                        --------------

    Total current liabilities                                                                                  31,265

NOTE PAYABLE TO GENERAL INSTRUMENT (INCLUDING ACCRUED INTEREST OF $5,940)                                      80,940

LONG TERM CAPITAL LEASE OBLIGATIONS                                                                               335

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS' DEFICIT                                                                                             (14,769)
                                                                                                        --------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                                                  $     97,771
                                                                                                        --------------

See notes to financial statements.

NEXT LEVEL COMMUNICATIONS L.P.
STATEMENT OF OPERATIONS

                                                       Year Ended
                                                         December
                                                              31,
                                                      -----------

(dollars in thousands)                                       1998
                                                      -----------

NET SALES:

  Equipment                                           $    39,243

  Software                                                  4,587
                                                      -----------

    Total net sales                                        43,830
                                                      -----------

COST OF SALES:

  Equipment                                                43,172

  Software                                                    261
                                                      -----------

    Total cost of sales                                    43,433
                                                      -----------

GROSS PROFIT                                                  397
                                                      -----------

OPERATING EXPENSES:

  Research and development                                 47,086

  Selling, general and administrative                      26,248

  Litigation settlement                                     5,000
                                                      -----------

    Total operating expenses                               78,334
                                                      -----------

LOSS FROM OPERATIONS                                      (77,937)

INTEREST EXPENSE                                           (6,035)

OTHER INCOME                                                2,241
                                                      -----------

NET LOSS                                              $   (81,731)
                                                      -----------

See notes to financial statements.

NEXT LEVEL COMMUNICATIONS L.P.
STATEMENT OF PARTNERS' DEFICIT

                                                                                                       Year Ended December 31,
                                                                                                                 1998
                                                                                                      --------------------------
                                                                                                                         Limited
                                                                                                           General       Partner
                                                                                                           Partner       Capital
(dollars in thousands)                                                                                     Capital     (Deficit)
                                                                                                      ------------  ------------

BALANCE, JANUARY 1, 1998                                                                              $         --  $         --

Partner capital contributions                                                                               10,000        56,962

Net loss                                                                                                    (8,990)      (72,741)
                                                                                                      ------------  ------------
BALANCE, DECEMBER 31, 1998                                                                            $      1,010  $    (15,779)
                                                                                                      ------------  ------------



                                                                                                         Partners'
                                                                                                           Capital
(dollars in thousands)                                                                                   (Deficit)
                                                                                                      ------------
BALANCE, JANUARY 1, 1998                                                                              $         --
Partner capital contributions                                                                               66,962
Net loss                                                                                                   (81,731)
                                                                                                      ------------
BALANCE, DECEMBER 31, 1998                                                                            $    (14,769)
                                                                                                      ------------

See notes to financial statements.

NEXT LEVEL COMMUNICATIONS L.P.
STATEMENT OF CASH FLOWS

                                                       Year Ended
                                                         December
                                                              31,
                                                      -----------

(dollars in thousands)                                       1998
                                                      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $   (81,731)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                          10,733

    Loss on disposal of assets                              1,162

    Changes in assets and liabilities:

      Trade receivables                                    (6,323)

      Inventories                                          (7,286)

      Prepaid expenses and other current assets            (4,683)

      Accrued interest payable to General
     Instrument                                             5,940

      Accounts payable                                      7,141

      Accrued expenses                                      8,414
                                                      -----------

        Net cash used by operating activities             (66,633)
                                                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                      (9,612)

  Proceeds from notes receivable                              264
                                                      -----------

        Net cash used in investing activities              (9,348)
                                                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Limited Partner capital contribution                     19,587

  General Partner capital contribution                     10,000

  Proceeds from note payable to General Instrument         75,000
                                                      -----------

        Net cash provided from financing
       activities                                         104,587
                                                      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  28,606

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                377
                                                      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $    28,983
                                                      -----------

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Equipment acquired under capital leases             $       731

See notes to financial statements.

NEXT LEVEL COMMUNICATIONS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. ORGANIZATION AND BUSINESS

Next Level Communications L.P. (the "Partnership") designs, manufactures and markets broadband access systems capable of transmitting telephony, video, and data to homes and businesses.

   NEXT LEVEL COMMUNICATIONS - Next Level Communications ("NLC" or the "Limited Partner") was incorporated as a California corporation on June 22, 1994 and commenced operations in July 1994. In September 1995, Next Level Communications was acquired by General Instrument Corporation ("General Instrument") in an acquisition accounted for using the purchase method of accounting; accordingly, the purchase price was allocated to the fair value of assets and liabilities of Next Level Communications. Through December 31, 1997, Next Level Communications was a 100% owned subsidiary of General Instrument.

  In January 1998, General Instrument transferred the net assets, management and workforce of NLC to the Partnership in exchange for an 89% limited partner interest. Such 89% limited partnership interest is held by NLC, a wholly owned subsidiary of General Instrument. KK Manager LLC (the "General Partner"), acquired an 11% general partner interest in the Partnership in exchange for a $10 million cash contribution.

  Net losses have been allocated to the partners based on their respective partnership percentages. If the Partnership converts to a corporation (the "Successor Corporation") in conjunction with an Initial Public Offering ("IPO"), each partner will receive voting common stock of the Successor Corporation based on their respective partnership percentages. The General Partner has an option, which expires in January 2003, to acquire from the Limited Partner, up to 11% of the Successor Corporation common stock at a predetermined valuation of $700 million. Such option is exercisable after an IPO or in connection with a merger or sale of the Successor Corporation. Upon dissolution of the Partnership, the assets will be used to pay all liabilities of the Partnership and any remaining assets, after establishment of reserves, will be distributed to the partners in accordance with their respective partnership percentages.

2. Results of Operations for 1998 and Management Plans for 1999

In 1998, the Partnership incurred net losses of $81.7 million and net cash used by operating activities was $66.6 million. At December 31, 1998, partners' deficit was $14.8 million.

  The Partnership has prepared cash flow projections for 1999 which indicate that additional capital will be required during the latter part of 1999 to fund its operations and meets its obligations. The Partnership believes that it has several alternatives available to it to obtain the required capital, including additional equity contributions from its partners, private placement financing or an IPO. Management of the Partnership believes that cash and cash equivalents at December 31, 1998, cash flows from operations, capital contributions from the Limited Partner (see Note 8), and additional capital from the sources noted above will enable the Partnership to fund its operations and meet its obligations through at least December 31, 1999.

3. Significant Accounting Policies

USE OF ESTIMATES - The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from these estimates.

   CASH EQUIVALENTS - The Partnership considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

   INVENTORIES are stated at the lower of cost, determined on a first-in, first-out basis, or market.

   PROPERTY AND EQUIPMENT are stated at cost. Provisions for depreciation are based on estimated useful lives using the straight-line method. Useful lives range from the shorter of five to ten years or the lease term for leasehold improvements and two to seven years for machinery and equipment. Whenever events indicate that the carrying values of property and equipment may not be recoverable, the Partnership evaluates the carrying values of such

NOTES (Dollars in thousands, unless otherwise noted)

assets using estimated undiscounted cash flows. Management believes that, as of December 31, 1998, the carrying value of such assets are appropriate.

   INTANGIBLE ASSETS consists principally of goodwill which is being amortized on a straight-line basis over seven years. Management periodically reassesses the appropriateness of both the carrying value and remaining life of the intangible assets by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. At December 31, 1998, accumulated amortization was $1,940. Management believes that, as of December 31, 1998, the carrying value and remaining lives of such assets are appropriate.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of long-term debt is based upon current interest rates for debt instruments with comparable maturities and characteristics.

   REVENUE RECOGNITION - The Partnership recognizes revenue from equipment sales when the product has been shipped. Sales contracts do not permit the right of return of product by the customer. Amounts received in excess of revenue recognized are recorded as deferred revenue.

  Software license revenues are recognized when software revenue recognition criteria have been met, pursuant to Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. Under SOP 97-2, license revenue is recognized when a non-cancelable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable. The portion of revenues from new license agreements which relate to the Partnership's obligations to provide customer support are deferred and recognized ratably over the maintenance period.

   PRODUCT WARRANTY - The Partnership provides for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. Such provisions are determined based upon estimates of component failure rates. Actual warranty costs are charged against the accrual when incurred.

   INCOME TAXES are not included in the financial statements, since income taxes are the responsibility of the partners.

   STOCK-BASED COMPENSATION - Stock-based awards granted to employees are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

   COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS")No. 130, REPORTING COMPREHENSIVE INCOME, requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes net income and other comprehensive income. Comprehensive loss was the same as net loss for 1998.

   SEGMENT REPORTING - SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires selected information about operating segments in interim financial statements. Segment data has not been presented as management has determined that the Partnership does not operate in more than one reportable segment.

   NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued, which establishes accounting and reporting standards for derivative instruments and hedging activities which are required for fiscal years beginning after June, 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

   CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - Two customers comprised substantially all of the Partnership's revenue from equipment sales in 1998. As of December 31, 1998, 84% of the Partnership's trade accounts receivable were derived from these two customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could have a material adverse affect on the Partnership operating

NOTES (Dollars in thousands, unless otherwise noted)

results. Additionally, the Partnership relies on certain contract manufacturers to perform substantially all of its manufacturing activities. The inability of its contract manufacturers to fulfill their obligations to the Partnership could adversely impact future results.

  The Partnership performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Partnership maintains allowances for potential losses, and has not incurred any significant losses to date.

4. Acquisition of Telenetworks

In September 1997, NLC acquired of all of the outstanding capital stock of Telenetworks, a specialized data protocol communications software company. The purchase price was approximately $7 million in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The $6.9 million excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. In January 1998, in conjunction with the formation of the Partnership, the Limited Partner contributed the assets and liabilities of Telenetworks to the Partnership.
  In conjunction with the acquisition in September 1997, General Instrument granted $7 million in restricted common stock of General Instrument to certain Telenetworks employees. The restrictions on the common stock of General Instrument lapsed over a 270-day period which ended on May 31, 1998. Since this stock was contingently payable based on the individual's continued employment, prepaid compensation of $7 million was recorded and amortized to compensation expense over the life of the restrictions. Compensation expense of $3.9 million was recorded in 1998.

  In June 1998, the Partnership issued approximately $2.9 million in loans to former Telenetworks employees due to certain tax liabilities associated with the restricted stock, $2.5 million of which was outstanding at December 31, 1998 and recorded in other receivables. The loans are due in April 1999, and are collateralized by the common stock of General Instrument held by such employees.

5. Inventories

Inventories at December 31, 1998 consist of:

Raw materials                                         $   7,203

Work-in-process                                           1,157

Finished goods                                           12,310
                                                      ---------

Total                                                 $  20,670
                                                      ---------

  The Partnership recorded a provision for inventory obsolescence of $5.8 million in 1998.

6. Property and Equipment - net

Property and equipment - net at December 31, 1998 consists of:

Leasehold improvements                                   $   4,457

Machinery and equipment                                     28,315
                                                         ---------
Total                                                       32,772

Less accumulated depreciation                              (11,214)
                                                         ---------
Property and equipment - net                             $  21,558
                                                         ---------

  Machinery and equipment includes assets acquired under capital leases of $.9 million and accumulated depreciation of $.2 million at December 31, 1998.

7. Accrued Expenses

Accrued expenses at December 31, 1998 consists of:

Accrued payroll and related expenses                      $   4,767

Other accrued expenses                                        5,930
                                                          ---------
Total                                                     $  10,697
                                                          ---------

8. Related Party Transactions with General Instrument

In January 1998, in conjunction with the formation of the Partnership, General Instrument advanced $75 million to the Partnership in exchange for a note (the "Note") bearing interest at a rate of 8%. The Note includes certain covenants including limitations on borrowings, and is due in 2005. The Note provides for the deferral of scheduled interest payments under certain circumstances. Deferred interest payments bear interest at 10% and are not payable until certain earnings levels, as defined, are met. The Partnership or the Successor Corporation has an option, following an IPO of the Successor Corporation, to repay the Note, together with accrued interest, in shares of stock of the Successor Corporation. In 1998, the Partnership deferred interest payments of $4.5 million. At December 31, 1998, the Partnership owed General Instrument $80.9 million under this Note, including accrued interest of $5.9 million. The fair value of the Note, computed based

NOTES (Dollars in thousands, unless otherwise noted)

upon current interest rates for debt instruments with comparable maturities and characteristics, at December 31, 1998 was approximately $62.5 million.

  General Instrument has agreed to provide an additional $34 million of capital contributions in 1999, payable in installments through April 1999, in return for an increase in its Partnership interest to 90.4%.

9. STOCK OPTION PLANS

Certain employees of the Partnership have been granted contingently issuable stock options in NLC which expire in ten years. Such options are exercisable only in the event of an initial public offering or a change in control of NLC (the "Event"). Compensation expense will be recognized on the date of the Event based on the difference between the exercise price of the options and the fair value on the date of the Event.

  In addition, during 1997, as part of a tandem stock option grant certain employees of NLC were granted options for a total of 5.8 million shares of common stock of NLC, or options for a total of 1.5 million shares of General Instrument common stock (the "GI Options"). Under the terms of the grant, the exercise of options on either NLC or General Instrument common stock results in the cancellation of options in the other company's common stock at a ratio of approximately 4 shares of NLC common stock to 1 share of General Instrument common stock. The options have a ten year life and vest over three years.

  Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, requires the disclosure of pro forma net income (loss) using the fair value method.

  The estimated fair value of an option grant is based, in part, on the estimated term of the option. NLC options granted under the NLC Plan are not exercisable unless an Event occurs. As a result, it is not practicable to determine the expected term of NLC options and therefore it is not possible to estimate the fair value of such options.

  Had compensation cost been determined under SFAS 123 for the GI Options under the tandem stock option grant, the Partnership's net loss would have been changed to the pro forma amounts indicated below:

Net loss:

  As reported                                            $ (81,731)

  Pro forma                                                (84,494)

10. Employee Benefit Plans

Employees of the Partnership, who meet certain eligibility requirements, are able to participate in the General Instrument 401(k) Plan. Employees may contribute up to 10% of their annual compensation, subject to the legal maximum. The Partnership, through General Instrument, contributes an amount equal to 50% of the first 6% of the employee's salary that the employee contributes. The Partnership's expense related to the 401(k) Plan was $.5 million for the year ended December 31, 1998.

  The Partnership's employees participate in General Instrument's Pension Plan, Post Retirement Benefit Plan and Post Employment Benefit Plan. The Partnership expense related to these plans was $.4 million for the year ended December 31, 1998.

11. Obligations Under Capital Leases

The Partnership leases certain equipment under capital leases. Leases expire at various dates from 1999 to 2001 and all contain purchase options.

  Future minimum lease payments at December 31, 1998 are as follows:

Years ending December 31:

  1999                                        $     396

  2000                                              310

  2001                                               25
                                              ---------

    Total                                           731

Less current portion                               (396)
                                              ---------
  Total long-term capital lease obligations   $     335
                                              ---------

12. Commitments and Contingencies

The Partnership leases its facilities and certain equipment under operating leases. Leases expire at various dates from 1999 to 2006 and certain facilities leases have renewal options.

  During 1998 the Partnership entered into an operating lease for one of its buildings which expires in 2004. The lease provides for a purchase option but does not allow for renewal options. General Instrument has guaranteed a residual value to the lessor of approximately 82% of the underlying mortgage and equity investment. The table of future minimum operating lease payments below excludes any payments related to the residual guarantee. Rental expense recorded under the lease in 1998 was $.8 million.

NOTES (Dollars in thousands, unless otherwise noted)

  Future minimum lease payments at December 31, 1998 are as follows:

Years ending December 31:

  1999                                   $   3,154

  2000                                       2,943

  2001                                       2,357

  2002                                       2,181

  2003                                       2,098

  Thereafter                                 2,548
                                         ---------
Total                                    $  15,281
                                         ---------

  Rent expense was $3.5 million for the year ended December 31, 1998.

  The Partnership has a commitment with a supplier to purchase approximately $2.1 million of products in the 12 months following the release of the product and approximately $4.3 million in the subsequent 12 months. In addition, the Partnership has a commitment to purchase $2.4 million of product prior to September 2002 with a minimum purchase of $.5 million each 12-month period following the release of the product. The Partnership expects the release of these products to occur during the second quarter of 1999. The Partnership has a commitment to another supplier to purchase approximately $14.7 million of products prior to December 2001.

  On May 5, 1998, the action entitled BroadBand Technologies, Inc., v. General Instrument Corp., pending in the United States District Court for the Eastern District of North Carolina, was dimissed with prejudice. In addition, on May 4, 1998, the action entitled Next Level Communications, Inc. v. BroadBand Technologies, Inc., was dismissed with prejudice. These dismissals were entered pursuant to a settlement agreement under which, among other things, the Partnership has paid BroadBand Technologies ("BBT") $5 million, which was expensed in 1998, and BBT and the Partnership have entered into a perpetual cross-license of patents applied for or issued currently or during the next five years.

  On March 5, 1998, an action entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communications, L.P., KK Manager, LLC, General Instrument Corporation and Spencer Trask & Co., Inc. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC alleged that in connection with the formation of the Partnership and the transfer of the switched digital video technology, the Partnership and KK Manager LLC misappropriated DSC's trade secrets; that General Instrument improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask & Co. conspired to misappopriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, General Instrument and the other defendants filed an action in the United District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit invloving DSC. On May 14, 1998, the United States District Court for the Eastern District of Texas granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. That injunction order is now on appeal to the United States Court of Appeal for the Fifth Circuit where it has been briefed and awaits determination. On July 6, 1998, the defendants filed a motion for summary judgment with the Texas Court requesting a permanent injunction preventing DSC from proceeding with this litigation. As a result of the preliminary injunction, the Delaware Action has been stayed in its entirety. The Partnership intends to vigorously contest this action.

  While the ultimate outcome of these matters described above cannot be determined, management, KK Partners LLC and General Instrument intend to vigorously contest these actions and do not believe that the final disposition of these matters will have a material adverse effect on the financial statements taken as a whole.