Form 10-Q
period 1999-03-31
GENERAL INSTRUMENT CORP
filed 1999-05-14
CIK 1035881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Yes [X]      No [  ]

    As of April 30, 1999, there were 172,614,224 shares of Common Stock outstanding.

                         GENERAL INSTRUMENT CORPORATION
                               INDEX TO FORM 10-Q


                                                                           PAGES
                                                                           -----
PART I.          FINANCIAL INFORMATION
                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets                                   3

             Consolidated Statements of Operations                         4

             Consolidated Statement of Stockholders' Equity                5

             Consolidated Statements of Cash Flows                         6

             Notes to Consolidated Financial Statements                    7-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           16-23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                   23


PART II.         OTHER INFORMATION
                 -----------------

ITEM 1.  Legal Proceedings                                                 24-25

ITEM 2.  Changes in Securities and Use of Proceeds                         26

ITEM 6.  Exhibits and Reports on Form 8-K                                  26

SIGNATURE                                                                  27


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                      (UNAUDITED)
                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         1999              1998
                                                                                                      -----------      ------------
ASSETS

Cash and cash equivalents                                                                            $   424,700      $   148,675
Short-term investments                                                                                    10,850            4,865
Accounts receivable, less allowance for doubtful accounts of $3,311 and $3,833, respectively
(includes accounts receivable from related party of $59,704 and $81,075, respectively)                   291,169          340,039
Inventories                                                                                              261,481          281,451
Deferred income taxes                                                                                     89,339          100,274
Other current assets                                                                                      13,798           15,399
                                                                                                     -----------      -----------
     Total current assets                                                                              1,091,337          890,703

Property, plant and equipment, net                                                                       235,810          237,131
Intangibles, less accumulated amortization of $101,089 and $97,630, respectively                         494,237          497,696
Excess of cost over fair value of net assets acquired, less accumulated amortization of
$125,686 and $122,110, respectively                                                                      451,766          455,466
Deferred income taxes                                                                                      1,979            1,999
Investments and other assets                                                                             112,977          104,765
                                                                                                     -----------      -----------
TOTAL ASSETS                                                                                         $ 2,388,106      $ 2,187,760
                                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                     $   237,327      $   267,565
Other accrued liabilities                                                                                170,692          186,113
                                                                                                     -----------      -----------
     Total current liabilities                                                                           408,019          453,678

Deferred income taxes                                                                                     14,118           15,913
Other non-current liabilities                                                                             69,277           67,998
                                                                                                     -----------      -----------
     Total liabilities                                                                                   491,414          537,589
                                                                                                     -----------      -----------
Commitments and contingencies (See Note 5)

Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares authorized; no shares issued                             --               --
Common Stock, $.01 par value; 400,000,000 shares authorized; 180,894,275 and 173,393,275
shares issued, respectively                                                                                1,809            1,734
Additional paid-in capital                                                                             1,942,053        1,742,824
Note receivable from stockholder                                                                         (38,715)         (40,615)
Retained earnings                                                                                         64,702           36,214
Accumulated other comprehensive income, net of taxes of $471 and $1,020, respectively                      1,669            2,845
                                                                                                     -----------      -----------
                                                                                                       1,971,518        1,743,002

Less - Treasury Stock, at cost, 3,724,354 and 4,619,069 shares, respectively                             (74,826)         (92,831)
                                                                                                     -----------      -----------

Total stockholders' equity                                                                             1,896,692        1,650,171
                                                                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 2,388,106      $ 2,187,760
                                                                                                     ===========      ===========


                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    1999               1998
                                                                                 ----------         ----------
NET SALES                                                                        $  519,061         $  416,920
Cost of sales                                                                       381,015            323,932
                                                                                 ----------         ----------
GROSS PROFIT                                                                        138,046             92,988
                                                                                 ----------         ----------
OPERATING EXPENSES:
    Selling, general and administrative                                              50,917             55,885
    Research and development                                                         40,985            115,903
    Amortization of excess of cost over fair value of net assets acquired             3,582              3,562
                                                                                 ----------         ----------
         Total operating expenses                                                    95,484            175,350
                                                                                 ----------         ----------

OPERATING INCOME (LOSS)                                                              42,562            (82,362)
Other expense - net (including equity interest in Partnership
   losses of $5,610 and $11,290, respectively)                                       (1,026)            (9,008)
Interest income (expense) - net                                                       3,683               (979)
                                                                                 ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                    45,219            (92,349)
(Provision) benefit for income taxes                                                (16,731)            32,458
                                                                                 ----------         ----------
NET INCOME (LOSS)                                                                $   28,488         $  (59,891)
                                                                                 ==========         ==========

Earnings (Loss) Per Share - Basic                                                $     0.16         $    (0.40)
                                                                                 ==========         ==========

Earnings (Loss) Per Share - Diluted                                              $     0.15         $    (0.40)
                                                                                 ==========         ==========

Weighted-Average Shares Outstanding - Basic                                         175,204            149,666

Weighted-Average Shares Outstanding - Diluted                                       189,071            149,666


                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                                                            NOTE                ACCUMULATED
                                                             ADDITIONAL  RECEIVABLE               OTHER       COMMON       TOTAL
                                             COMMON STOCK     PAID-IN       FROM      RETAINED COMPREHENSIVE STOCK IN  STOCKHOLDERS'
                                            SHARES   AMOUNT   CAPITAL    STOCKHOLDER  EARNINGS    INCOME     TREASURY      EQUITY
                                           --------  ------  ----------  -----------  -------- ------------- --------  -------------
BALANCE, JANUARY 1, 1999                    173,393  $1,734  $1,742,824   $ (40,615)  $ 36,214    $ 2,845    $(92,831)  $1,650,171

Net income                                     --      --          --          --       28,488       --          --         28,488
Other comprehensive income, net-of-tax:
  Unrealized losses on available-for-sale
    securities                                 --      --          --          --         --         (858)       --           (858)
  Foreign currency translation adjustments     --      --          --          --         --         (318)       --           (318)
                                                                                                                        ----------
Comprehensive income                                                                                                        27,312
Exercise of stock options and related tax
  benefit (895 shares issued from Treasury)    --      --         3,468        --         --         --        18,005       21,473
Issuances of shares                           7,501      75     187,425        --         --         --          --        187,500
Payment of note receivable from stockholder    --      --          --         1,900       --         --          --          1,900
Warrant costs related to customer purchases    --      --         8,336        --         --         --          --          8,336
                                           --------  ------  ----------   ---------   --------    -------    --------   ----------
BALANCE, MARCH 31, 1999                     180,894  $1,809  $1,942,053   $ (38,715)  $ 64,702    $ 1,669    $(74,826)  $1,896,692
                                           ========  ======  ==========   =========   ========    =======    ========   ==========


                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ----------------------------
                                                                  1999              1998
                                                               ---------         ---------
OPERATING ACTIVITIES:
 Net income (loss)                                             $  28,488         $ (59,891)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                 21,221            18,266
    Warrant costs related to customer purchases                    8,336             3,137
    Gain on sale of short-term investment                         (5,035)           (3,025)
    Losses from asset sales and write-downs, net                   9,950             4,328
    Loss from equity investment                                    5,610            11,290
    Changes in assets and liabilities:
         Accounts receivable                                      48,870           (36,915)
         Inventories                                              13,870            20,369
         Prepaid expenses and other current assets                 1,601            (2,013)
         Deferred income taxes                                     9,709           (38,772)
         Non-current assets                                        3,272             1,246
         Accounts payable and other accrued liabilities          (38,516)           16,290
         Other non-current liabilities                             1,279              (764)
     Other                                                          (200)              (66)
                                                               ---------         ---------
Net cash provided by (used in) operating activities              108,455           (66,520)
                                                               ---------         ---------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                   (16,695)          (17,825)
    Investments in other assets                                  (24,500)           (1,995)
    Proceeds from sale of short-term investment                    5,035             3,025
                                                               ---------         ---------
Net cash used in investing activities                            (36,160)          (16,795)
                                                               ---------         ---------

FINANCING ACTIVITIES:
    Proceeds from stock option exercises                          14,330            34,802
    Proceeds from issuance of shares                             187,500              --
    Payment of note receivable from stockholder                    1,900              --
    Net borrowings under Credit Agreement                           --              40,000
                                                               ---------         ---------
Net cash provided by financing activities                        203,730            74,802
                                                               ---------         ---------

Change in cash and cash equivalents                              276,025            (8,513)
Cash and cash equivalents, beginning of period                   148,675            35,225
                                                               ---------         ---------

Cash and cash equivalents, end of period                       $ 424,700         $  26,712
                                                               =========         =========



                See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


1. COMPANY BACKGROUND

     General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide provider of integrated and interactive broadband access solutions and, with its strategic partners and customers, is advancing the convergence of the Internet, telecommunications and video entertainment industries. The Company is the world's leading supplier of digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators, and is a provider of digital satellite television systems for programmers, direct-to-home ("DTH") satellite networks and private networks for business communications. Through its limited partnership interest in Next Level Communications, L.P. (the "Partnership") (see
Note 10), the Company provides next-generation broadband access solutions for local telephone companies with the Partnership's NLevel3(R) Switched Digital Access System ("NLevel3").

     The Company was formerly the Communications Business of the former General Instrument Corporation (the "Distributing Company"). In a transaction that was consummated on July 28, 1997, the Distributing Company (i) transferred all the assets and liabilities, at the Distributing Company's historical cost, relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to the Company (then a wholly-owned subsidiary of the Distributing Company) and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope"), at the Distributing Company's historical cost, and (ii) distributed all of its outstanding shares of capital stock of each of the Company and CommScope to its stockholders on a pro rata basis as a dividend. Approximately 147.3 million shares of the Company's common stock, par value $.01 per share (the "Common Stock"), based on a ratio of one for one, were distributed to the Distributing Company's stockholders of record on July 25, 1997 (the "Communications Distribution"). On July 28, 1997, approximately 49.1 million shares of CommScope common stock, based on a ratio of one for three, were distributed to the Company's stockholders of record on that date (the "CommScope Distribution" and, together with the Communications Distribution, the "Distribution"). On July 28, 1997, the Company and CommScope began operating as independent entities with publicly traded common stock, and the Distributing Company retained no ownership interest in either the Company or CommScope. Additionally, immediately following the Communications Distribution, the Distributing Company was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

2. BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of the Company. The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, the consolidated statement of stockholders' equity for the three months ended March 31, 1999 and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 of the Company are unaudited and reflect all adjustments of a normal recurring nature (except for those charges disclosed in Notes 7, 8 and 10) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.

3.  INVENTORIES

     Inventories consist of:


                                          MARCH 31, 1999      DECEMBER 31, 1998
                                          --------------      -----------------
                   Raw materials             $105,316              $103,807
                   Work in process             22,611                19,236
                   Finished goods             133,554               158,408
                                             --------              --------
                                             $261,481              $281,451
                                             ========              ========


                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


4. INVESTMENTS

    At March 31, 1999 and December 31, 1998, all of the Company's marketable equity securities were classified as available-for-sale. Proceeds and the related realized gains from the sales of available-for-sale securities for the three months ended March 31, 1999 and 1998 were $5 million and $3 million respectively. Realized gains were determined using the securities' cost. Short-term investments consisted of the following at March 31, 1999 and December 31, 1998:


                                       MARCH 31, 1999                              DECEMBER 31, 1998
                         -------------------------------------------   -------------------------------------------
                                      GROSS       GROSS                             GROSS       GROSS
                          FAIR     UNREALIZED   UNREALIZED    COST      FAIR     UNREALIZED   UNREALIZED    COST
                          VALUE       GAINS       LOSSES      BASIS     VALUE       GAINS       LOSSES      BASIS
                         -------   ----------   ----------   -------   -------   ----------   ----------   -------
Marketable Equity
     Securities          $10,850     $ 3,550      $(1,092)   $ 8,392   $ 4,865     $ 3,865       $ --      $ 1,000
                         =======     =======      =======    =======   =======     =======       ====      =======


5. COMMITMENTS AND CONTINGENCIES

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distribution, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT2200 and Digicipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distribution, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. The Company intends to vigorously contest these actions.

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

    In connection with the Distribution, the Company has agreed to indemnify General Semiconductor with respect to its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


    On February 19, 1998, a consolidated securities class action complaint entitled IN RE NEXTLEVEL SYSTEMS, INC. SECURITIES LITIGATION was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants moved to dismiss the remaining counts of the complaint. That motion was denied on March 31, 1999 and defendants' answer is currently due on June 4, 1999. The Company intends to vigorously contest this action.

    On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION AND DSC TECHNOLOGIES CORPORATION V. NEXT LEVEL COMMUNICATIONS L.P., KK MANAGER, L.L.C., GENERAL INSTRUMENT CORPORATION AND SPENCER TRASK & CO., INC. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") alleged that in connection with the formation of the Partnership and the transfer to it of NLC's switched digital video technology, the Partnership and KK Manager, L.L.C. misappropriated DSC's trade secrets; that the Company improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask & Co., Inc. conspired to misappropriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, the Company and the other defendants filed an action in the United States District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit involving DSC, pursuant to which NLC had paid over $140 million. On May 14, 1998, the Texas court granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. That injunction order is now on appeal to the United States Court of Appeals for the Fifth Circuit where the case has been briefed and argued and awaits determination. On July 6, 1998, the Delaware defendants filed a motion for summary judgment with the Texas federal court requesting that the preliminary injunction be converted into a permanent injunction preventing DSC from proceeding with this litigation. That motion also has been briefed and awaits determination. As a result of the preliminary injunction, the Delaware Action has been stayed in its entirety. The Company intends to vigorously contest this action.

    In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages (as specified below). The first part of a bifurcated arbitration proceeding, relating to the Company's advanced analog products, began on March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. The Company expects to receive a decision from the panel by late June, 1999. At the arbitration proceeding, StarSight identified purported damages arising from the sale by the Company of advanced analog set top boxes containing a native electronic program guide. StarSight alleged that it is entitled to collect $52 million to $177 million in compensatory damages and an unspecified amount of punitive damages. The Company has denied liability and presented evidence disputing both StarSight's damages theories and amounts in the event that liability were to be found. A separate hearing relating to certain of the Company's digital set top boxes and satellite products is scheduled for mid-September, 1999. The Company continues to vigorously contest this action.

    On November 30, 1998, an action entitled GEMSTAR DEVELOPMENT CORPORATION AND INDEX SYSTEMS, INC. V. GENERAL INSTRUMENT CORPORATION was filed in the United States District Court for the Northern District of California. The complaint alleges infringement by the Company of two U.S. patents allegedly covering electronic program guides. The complaint seeks unspecified damages and an injunction. The plaintiffs sought to consolidate discovery for this action with other program guide related patent infringement actions pending against Pioneer Electronics Corp., Scientific-Atlanta, Inc., and Prevue Networks, Inc. On April 26, 1999, the Judicial Panel on Multidistrict Litigation ordered the transfer of this action to the Northern District of Georgia for consolidated pretrial proceedings with the Pioneer Electronics Corp. and Scientific-Atlanta, Inc. actions. The Company denies that it infringes the subject patents and intends to vigorously defend this action.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


6. LONG-TERM DEBT

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA of less than 3 to 1. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate, and as of March 31, 1999, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At March 31, 1999, the Company had available credit of $500 million under the Credit Agreement. The Company had approximately $106 million of letters of credit outstanding at March 31, 1999.

7. RESTRUCTURINGS

    In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania, which was completed during the first quarter of 1998. Costs associated with the closure of facilities ("Facility Costs") include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997.

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A expense and $1 million as R&D expense.

    On April 29, 1999, PRIMESTAR, Inc. ("PRIMESTAR") announced that it had completed the previously announced sale of its direct broadcast satellite ("DBS") medium-power business and assets to Hughes Electronics Corporation ("Hughes"). Sales to PRIMESTAR accounted for 11% of the Company's sales in 1998. The Company currently expects future PRIMESTAR purchases of medium-power equipment from the Company to be minimal. Further, as a result of the previously announced purchase by Hughes of PRIMESTAR's rights to acquire certain high-power satellite assets, the Company does not expect to supply any high-power equipment to PRIMESTAR. In the first quarter of 1999, in connection with the announcement of the PRIMESTAR developments, the Company evaluated its overhead structure and has taken steps to further consolidate its San Diego, California and Horsham, Pennsylvania operations, including reducing headcount by approximately 200. The Company recorded a pre-tax charge of approximately $15 million during the first quarter of 1999 which primarily included $6 million for severance costs, $6 million for the write-down of PRIMESTAR related inventory to its lower of cost or market, $2 million for the write-down of fixed assets used to manufacture PRIMESTAR products to their estimated fair values and $1 million of facility costs. Of these charges, $8 million were recorded as cost of sales and $7 million were recorded as SG&A expense.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


    The following tabular reconciliation summarizes the restructuring activity from January 1, 1998 through March 31, 1999:


                                                 1998                                  1999
                              BALANCE AT  --------------------   BALANCE AT    -------------------  BALANCE AT
                              JANUARY 1,              AMOUNTS    DECEMBER 31,             AMOUNTS    MARCH 31,
                                 1998     ADDITIONS   UTILIZED       1998      ADDITIONS  UTILIZED     1999
                              ----------  ---------   --------  -------------  ---------  --------   ---------
                                                                (in millions)
        Inventory (1)           $     --     $   --    $    --        $    --     $  6.1    $   --      $  6.1
        Property, Plant &
           Equipment (1)             7.8        4.6      (12.4)            --        2.2        --         2.2

        Facility Costs              10.5        3.3      (10.0)           3.8        0.8      (0.2)        4.4

        Severance                   19.9        7.6      (26.7)           0.8        5.7      (1.0)        5.5
                                --------     ------    -------        -------     ------    ------      ------

        Total                   $   38.2     $ 15.5    $ (49.1)       $   4.6     $ 14.8    $ (1.2)     $ 18.2
                                ========     ======    =======        =======     ======    ======      ======


        (1) The amount provided represents a direct reduction to the inventory and property, plant and equipment balances to reflect the identified impaired assets at their lower of cost or market and fair values, respectively. The amounts utilized reflect the disposition of such identified impaired assets.

8. OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and, accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shutdown expenses and legal fees. The above charges totaled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other expense-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to a $5 million litigation settlement and compensation expense related to key executives of an acquired company.

    The following tabular reconciliation summarizes the other charge activity discussed above:


                                                     1998                                1999
                               BALANCE AT    ---------------------      BALANCE AT     --------     BALANCE AT
                                JANUARY 1,                 AMOUNTS     DECEMBER 31,    AMOUNTS       MARCH 31,
                                  1998       ADDITIONS    UTILIZED         1998        UTILIZED         1999
                                ----------   ---------    --------     ------------    --------      ---------
                                                               (in millions)
        Inventory (1)              $  43.3      $ 15.0     $ (43.3)        $  15.0     $  (4.4)       $  10.6
        Property, Plant &
           Equipment (1)               8.4          --        (1.1)            7.3        (7.3)            --
        Professional Fees &
           Other Costs                 3.2        10.1       (13.3)             --          --             --
        Partnership Related
           Costs                        --         8.4        (8.4)             --          --             --
                                   -------      ------     -------         -------     -------        -------
        Total                      $  54.9      $ 33.5     $ (66.1)        $  22.3     $ (11.7)       $  10.6
                                   =======      ======     =======         =======     =======        =======


        (1) These charges represent a direct reduction to the inventory and property, plant and equipment balances to reflect these assets at their lower of cost or market and fair values, respectively. The amounts utilized reflect the disposition of such identified assets.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


9.  OTHER EXPENSE - NET

    Other expense-net for the three months ended March 31, 1999 primarily includes $6 million related to the Company's share of the Partnership losses, partially offset by $5 million related to gains on the sale of the Company's remaining investment in Ciena Corporation. Other expense-net for the three months ended March 31, 1998 primarily reflects $11 million related to the Company's share of the Partnership losses, including the Company's share of a $5 million litigation settlement and compensation expense related to key executives of an acquired company, partially offset by $3 million related to gains on the sale of a portion of the Company's investment in Ciena Corporation.

10. THE PARTNERSHIP

    In January 1998, the Company transferred at historical cost the net assets, the underlying NLC technology, and the management and workforce of NLC to a newly formed limited partnership (the "Partnership") in exchange for approximately an 89% limited partnership interest (subject to additional dilution). Such transaction was accounted for at historical cost. The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at March 31, 1999. The operating general partner, which was formed by Spencer Trask & Co., an unrelated third party, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. The Company does not have the option to acquire the operating general partner's interest in the Partnership. Net assets transferred to the Partnership of $45 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses.

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

    The technology transferred to the Partnership related to in-process R&D, which was originally purchased by the Company in connection with the acquisition of NLC in September 1995, for the design and marketing of a highly innovative next-generation telecommunication broadband access system for the delivery of telephony, video and data from a telephone company central office to the home. The in-process technology, at the date of the 1995 acquisition and at the date of the transfer to the Partnership, had not reached technological feasibility and had no alternative future use. The Company does not expect widespread commercial deployment of this technology until the latter part of 1999 or early in 2000; however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment.

    In addition, in January 1998, the Company advanced $75 million to the Partnership in exchange for an 8% debt instrument (the "Note"), and the Note contains normal creditor security rights, including a prohibition against incurring amounts of indebtedness for borrowed money in excess of $10 million. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to R&D expense during the quarter ended March 31, 1998 to fully reserve for the Note concurrent with the funding. The proceeds of the Note are being utilized to fund the R&D activities of the Partnership to develop the aforementioned telecommunication technology for widespread commercial deployment. During 1998, the Company agreed to make additional equity investments in the Partnership, aggregating $50 million, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements. Through March 31, 1999, the Company has made $40 million of this $50 million investment and expects to make the remaining equity investment during the second quarter of 1999.

    The Company is accounting for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future R&D activities will be offset against the $75 million reserve discussed above. For the three months ended March 31, 1999 and 1998, the Company's share of the Partnership's losses was $6 million and $11 million, respectively, (net of the Company's share of R&D expenses of $10

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


million and $9 million, respectively). The Company has eliminated its interest income from the Note against its share of the Partnership's related interest expense on the Note. The Company's net equity investment in the Partnership was $54 million at March 31, 1999.

    The following summarized financial information is provided for the Partnership for the three months ended March 31, 1999 and 1998:


                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                             1999              1998
                                                          ----------        ----------
                Net sales                                   $  8,777          $  2,739
                Gross profit                                     572            (1,116)
                Loss before income taxes                     (19,057)          (24,310)
                Net cash used in operating activities        (15,680)          (22,270)


11. RELATED PARTY TRANSACTIONS

    The Company entered into an Asset Purchase Agreement with two affiliates of Tele-Communications, Inc. ("TCI"), which was consummated on July 17, 1998, pursuant to which the Company acquired from TCI, in exchange for 21.4 million shares of the Company's Common Stock, certain assets consisting primarily of a license to certain intellectual property which will enable the Company to conduct authorization services. Following the merger of a wholly-owned subsidiary of AT&T Corp. with and into TCI, Liberty Media Corporation, a wholly-owned subsidiary of TCI, became the beneficial owner of such 21.4 million shares of the Company's Common Stock.

    TCI is a significant customer of the Company. Sales to TCI represented 33% and 31% of total Company sales for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. Management believes the transactions with TCI are at arms length and are under terms no less favorable to the Company than those with other customers. At March 31, 1999 and December 31, 1998 accounts receivable from TCI totaled $60 million and $81 million, respectively.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


12. SEGMENT INFORMATION

    Selected information regarding the Company's reportable segments follows:


                                                                      SATELLITE
                                                         BROADBAND   AND BROADCAST    CORPORATE
                                                         NETWORKS       NETWORK      UNALLOCATED          TOTAL
                                                          SYSTEMS       SYSTEMS       AND OTHER          COMPANY
                                                         ---------   -------------   -----------         -------
    THREE MONTHS ENDED MARCH 31, 1999
    -------------------------------------------------
    Net sales                                             $435,189      $83,872       $      --         $519,061
    Operating income (loss)                                 52,495       11,425         (21,358) (b)      42,562
    Other expense - net (including equity interest
    in Partnership losses of $5,610)                            --           --          (1,026)          (1,026)
    Interest income (expense) - net                             --           --           3,683            3,683
    Income (loss) before income taxes                           --           --          45,219           45,219

    Segment assets (a)                                     622,198      154,140          12,122  (c)     788,460

    THREE MONTHS ENDED MARCH 31, 1998
    -------------------------------------------------
    Net sales                                             $310,134     $106,786       $      --         $416,920
    Operating income (loss)                                 38,408        5,257        (126,027) (b)     (82,362)
    Other expense - net (including equity interest
    in Partnership losses of $11,290)                           --           --          (9,008)          (9,008)
    Interest income (expense) - net                             --           --            (979)            (979)
    Income (loss) before income taxes                           --           --         (92,349)         (92,349)

    Segment assets (a)                                     570,302      252,844           22,648 (c)     845,794


    -------------------------------------------------

    (a)Segment assets include accounts receivable, inventories and property, plant and equipment. Other balance sheet items are not allocated to the segments.

    (b)Primarily reflects unallocated costs, including amortization of excess of cost over fair value of net assets acquired of $4 million for the three months ended March 31, 1999 and 1998, and restructuring and other charges of $15 million and $115 million for the three months ended March 31, 1999 and 1998, respectively (see Notes 7 and 8). The remaining reconciling amounts reflect unallocated corporate selling, general and administrative expenses.

    (c)Primarily reflects non-trade accounts receivable of $4 million and $24 million at March 31, 1999 and 1998, respectively, and certain unallocated property, plant and equipment balances of $16 million at March 31, 1999 and 1998 offset by write-downs related to restructuring and other charges not allocated to the segments for internal management reporting purposes.

13. OTHER INFORMATION

    EARNINGS (LOSS) PER SHARE. For the three months ended March 31, 1999, the calculation of diluted weighted-average shares outstanding included the dilutive effects of stock options and warrants of 3,878 shares and 9,989 shares, respectively. Since the computation of diluted loss per share is anti-dilutive for the three months ended March 31, 1998, the amounts reported for basic and diluted loss per share are the same.

    SHARE ACTIVITY. In January 1999 Sony Corporation of America purchased 7.5 million new shares of the Company's Common Stock for $188 million. In April 1999, the Company repurchased 5.3 million shares of its Common Stock from two partnerships affiliated with Forstmann Little & Co. for $148 million.

    LICENSE AMORTIZATION. Intangible assets consist primarily of a license, which is being amortized over its 20-year term based on the expected revenue stream. The revenue earned from the license is solely dependent on the Company's deployment of digital terminals and such deployment is expected to rise significantly during the 20-year term. The Company believes the expected revenue stream is a reliable measure of the future benefit of the license both in the aggregate and in terms of the periods to which such benefit will be realized. Accordingly, the Company believes this method of amortization is a more appropriate method than straight-line. At each reporting date, the Company's method of

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


amortization requires the determination of a fraction, the numerator of which is the actual revenues for the period and the denominator of which is the expected revenues from the license during its 20-year term. Under the Company's method, amortization for the three months ended March 31, 1999 was approximately $0.8 million and amortization for the period from July 17, 1998 to March 31, 1999 was approximately $1.5 million.

    NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

    Net sales for the three months ended March 31, 1999 were $519 million, an increase of $102 million, or 24%, over net sales of $417 million for the three months ended March 31, 1998. This increase in net sales for the three-month period reflects higher sales of digital cable systems and transmission products, partially offset by lower sales of analog cable products and satellite products. Analog and digital products represented 36% and 64%, respectively, of total sales for the three months ended March 31, 1999 compared to 51% and 49%, respectively, of total sales for the three months ended March 31, 1998.

    Worldwide broadband sales (consisting of digital and analog cable and wireless television systems and transmission network systems) of $435 million for the three months ended March 31, 1999 increased $125 million, or 40%, from the comparable 1998 period, primarily as a result of increased U.S. sales volume of digital cable terminals and headends and transmission product sales, partially offset by lower sales of analog cable systems. These sales reflect the increasing commitment of cable television operators to deploy interactive digital systems in order to offer advanced entertainment, interactive services and Internet access to their customers. During the three months ended March 31, 1999 and 1998, broadband sales in the U.S. were 88% and 81%, respectively, combined U.S. and Canadian sales were 90% and 83%, respectively, and all other international sales were 10% and 17%, respectively, of total worldwide broadband sales. The decrease in international sales from the first quarter of 1998 was experienced primarily in the Latin American region and international sales are not expected to return to historical levels in the near-term.

    Worldwide satellite sales of $84 million for the three months ended March 31, 1999 decreased $23 million from the comparable 1998 period, primarily as a result of lower sales to PRIMESTAR, Inc. ("PRIMESTAR"), as described further below. During the three months ended March 31, 1999 and 1998, satellite sales in the U.S. were 77% and 93%, respectively, combined U.S. and Canadian sales were 94% and 99%, respectively, and all other international sales were 6% and 1%, respectively, of total worldwide satellite sales.

    TCI accounted for approximately 33% of the Company's consolidated net sales for the three months ended March 31, 1999. For the year ended December 31, 1998, TCI and PRIMESTAR represented approximately 31% and 11%, respectively, of total Company sales.

    On April 29, 1999, PRIMESTAR, Inc. ("PRIMESTAR") announced that it had completed the previously announced sale of its direct broadcast satellite ("DBS") medium-power business and assets to Hughes Electronics Corporation ("Hughes"). The Company currently expects future PRIMESTAR purchases of medium-power equipment from the Company to be minimal. Further, as a result of the previously announced purchase by Hughes of PRIMESTAR's rights to acquire certain high-power satellite assets, the Company does not expect to supply any high-power equipment to PRIMESTAR.

GROSS PROFIT

    Gross profit was $138 million and $93 million for the three months ended March 31, 1999 and 1998, respectively. Gross profit was 27% and 22% of sales for the three months ended March 31, 1999 and 1998, respectively. Gross profit for the three months ended March 31, 1999 included $8 million of restructuring charges (see Note 7 and "Restructurings" below) primarily related to the write-down of PRIMESTAR related inventory to its lower of cost or market and the write-down of fixed assets used to manufacture PRIMESTAR products to their estimated fair values. Gross profit for the three months ended March 31, 1998 included $9 million of restructuring charges (see Note 7 and "Restructurings" below) and $18 million of other charges (see Note 8 and "Other Charges" below), primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general & administrative ("SG&A") expense was $51 million and $56 million for the three months ended March 31, 1999 and 1998, respectively. SG&A expense decreased as a percentage of sales to 10% for the three months ended March 31, 1999 from 13% for the three months ended March 31, 1998. SG&A for the three months ended March 31, 1999 included $7 million of restructuring charges (see Note 7 and "Restructurings" below) primarily related to severance costs and facility costs recorded in connection with the announcement of the PRIMESTAR developments. SG&A for the three months ended March 31, 1998 included $6 million of restructuring charges (see Note 7 and "Restructurings" below) and $7 million of other charges (see Note 8 and "Other Charges" below) primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs and costs associated with changing the Company's corporate name.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expense was $41 million and $116 million for the three months ended March 31, 1999 and 1998, respectively. R&D expense for the three months ended March 31, 1998 included a $75 million charge to fully reserve the Partnership Note (see Note 10). Proceeds of the Partnership Note are being utilized by the Partnership to fund research and development activities to develop, for widespread commercial deployment, the next-generation telecommunications technology for the delivery of telephony, video, and data from the telephone company central office to the home. Such widespread deployment is not expected until the latter part of 1999 or early in 2000, however, there can be no assurance that the development activities currently being undertaken will result in successful commercial deployment. R&D spending in 1999 is focused on new product opportunities, including advanced digital services, high-speed internet and data systems, and next generation transmission network systems. In addition, the Company is incurring R&D expense to develop analog and digital products for international markets, reduce costs and expand the features of its digital cable and satellite systems.

OTHER EXPENSE--NET

    Other expense-net was $1 million and $9 million for the three months ended March 31, 1999 and 1998, respectively. Other expense decreased in the first quarter of 1999 from the comparable 1998 period primarily due to a reduction in the Partnership's losses (see Note 10). Other expense-net for the three months ended March 31, 1999 primarily includes $6 million related to the Company's share of the Partnership losses, partially offset by $5 million related to gains on the sale of the Company's remaining investment in Ciena Corporation. Other expense-net for the three months ended March 31, 1998 primarily reflects $11 million related to the Company's share of the Partnership's losses (see Note
10), including the Company's share of a $5 million litigation settlement and compensation expense related to key executives of an acquired company, partially offset by $3 million related to gains on the sale of a portion of the Company's investment in Ciena Corporation.

INTEREST INCOME (EXPENSE)--NET

    Net interest income was $4 million for the three months ended March 31, 1999 compared to net interest expense of $1 million for the three months ended March 31, 1998. The increase in interest income reflects the higher average cash balance and debt free position during the three months ended March 31, 1999.

INCOME TAXES

    The Company recorded a provision for income taxes of $17 million and a benefit for income taxes of $32 million for the three months ended March 31, 1999 and 1998, respectively. Excluding the restructuring and other charges recorded during these periods, the effective tax rate was approximately 37% and 38% for the three months ended March 31, 1999 and 1998, respectively.

RESTRUCTURINGS

    In the fourth quarter of 1997, with the change in senior management, the Company undertook an effort to assess the future viability of its satellite business. As the satellite business had been in a state of decline, management of the Company made a decision to streamline the cost structure of its San Diego-based satellite business by reducing this unit's headcount by 225. In conjunction with the assessment of the satellite business, the Company also made a strategic decision with respect to its worldwide consolidated manufacturing operations that resulted in the closure of its Puerto Rico satellite TV manufacturing facility, which manufactured receivers used in the private network, commercial and consumer satellite markets for the reception of analog and digital television signals, and reduced headcount by 1,100. The Company also decided to close its corporate office and move from Chicago, Illinois to Horsham, Pennsylvania, which was completed during the first quarter of 1998. Costs associated with the closure of facilities include vacated long-term leases which are payable through the end of the lease terms which extend through the year 2008. As a result of the above actions, the Company recorded a pre-tax charge of $36 million during the fourth quarter of 1997 (see Note 7). These restructuring costs provided cost savings in certain satellite production processes; however, declining demand for certain satellite products has substantially offset the cost reductions.

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values (see
Note 7). Of these charges, $9 million were recorded as cost of sales, $6 million as SG&A expense and $1 million as R&D expense.

    In the first quarter of 1999, in connection with the announcement of the PRIMESTAR developments, the Company evaluated its overhead structure and has taken steps to further consolidate its San Diego, California and Horsham, Pennsylvania operations, including reducing headcount by approximately 200. The Company recorded a pre-tax charge of approximately $15 million during the first quarter of 1999 which primarily included $6 million for severance costs, $6 million for the write-down of PRIMESTAR related inventory to its lower of cost or market, $2 million for the write-down of fixed assets used to manufacture PRIMESTAR products to their estimated fair values and $1 million of facility costs (see Note 7). Of these charges, $8 million were recorded as cost of sales and $7 million were recorded as SG&A expense.

OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and, accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shutdown expenses and legal fees. The above charges totaled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other expense-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to a $5 million litigation settlement and compensation expense related to key executives of an acquired company. The balance of these reserves was $11 million at March 31, 1999 and relates to inventory (see Note 8).

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 1999 and 1998, cash provided by operations was $108 million and cash used in operations was $67 million, respectively. Cash provided by operations in the first quarter of 1999 primarily represents cash generated by the broadband business. Cash used in operations in the first quarter of 1998 primarily reflects the funding provided to the Partnership related to its R&D activities, payments related to the restructuring and increased working capital requirements, partially offset by cash generated by the broadband and satellite businesses.

    At March 31, 1999, working capital (current assets less current liabilities) was $683 million compared to $437 million at December 31, 1998. The Company believes that working capital levels are appropriate to support the growth of the business; however, there can be no assurance that future industry-specific developments or general economic trends will not alter the Company's working capital requirements.

    During the three months ended March 31, 1999 and 1998, the Company invested $17 million and $18 million, respectively, in equipment and facilities. The Company expects to continue to expand its capacity to meet increased current and anticipated future demands for digital products, with capital expenditures for the year expected to approximate $90 million. The Company's R&D expenditures were $41 million and $116 million (including the $75 million funding related to the Partnership's R&D activities) during the first quarter of 1999 and 1998, respectively. The Company expects total R&D expenditures to approximate $165 million for the year ending December 31, 1999.

    The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA of less than 3 to 1. None of the restrictions contained in the Credit

Agreement is expected to have a significant effect on the Company's ability to operate. As of March 31, 1999, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $500 million.

    In January 1999 Sony Corporation of America purchased 7.5 million new shares of the Company's Common Stock for $188 million. In April 1999, the Company repurchased 5.3 million shares of its Common Stock from two partnerships affiliated with Forstmann Little & Co. for $148.4 million.

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

    The Partnership is a leading provider of next-generation integrated full service digital loop carrier and fiber-to-the-curb systems that deliver telephony, video and data for local telephone companies. The Partnership's product, NLevel3(R), is designed to permit the cost effective delivery of a suite of standard and advanced telephony services over twisted pair networks, including high-speed data/Internet, distance learning, video services as well as basic telephone services, to the home from a single access platform. The Partnership has incurred net losses since inception and expects to continue to operate at a loss through the year 2000 as the market for its products develops. In order to position its products for mass commercial deployment, the Partnership expects that product development efforts will continue to require substantial investments. As such, during 1998, the Company agreed to make additional equity investments in the Partnership, aggregating $50 million, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements. Through March 31, 1999, the Company has made $40 million of this $50 million investment and expects to make the remaining equity investment during the second quarter of 1999. The Company accounts for its investment in the Partnership using the equity method and records such investment in other assets. As of March 31, 1999, the Company believes its recorded investment in the Partnership is recoverable. Based on the Partnership's current cash flow projections for 1999, additional capital will be required in the latter part of 1999 to fund its operations. The Partnership has several alternatives to obtain the required capital, including additional equity contributions from its partners, private placement financing and/or an initial public offering.

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

INTERNATIONAL MARKETS

    Management of the Company believes that additional growth for the Company will come from international markets, although the Company's international sales decreased during 1998, and there can be no assurance that international sales will increase to historical levels in the near future.

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

    The third phase of the Company's Year 2000 compliance program is the actual testing and remediation (if necessary) of the Company's IT and non-IT products and systems. The Company has prioritized its testing and remediation work, focusing on products which the Company believes are more likely to be impacted by Year 2000 Issues. The Company has completed the testing and remediation (as necessary) of the majority of its products in accordance with its adopted test plans and methodologies and is diligently working to complete testing and remediation (if necessary) of the remainder of its products (except for end of life products) by the end of the third quarter of 1999. As of March 31, 1999, the Company estimates that it has completed approximately 95% of the Year 2000 readiness analysis required for its Advanced Network Systems, Digital Network Systems and Transmission Network Systems products. As of March 31, 1999, the Company estimates that it has completed approximately 60% of the Year 2000 readiness analysis for its Satellite and Broadcast Network Systems products. For certain of the Company's satellite and broadcast products and the Company's national authorization center, testing and remediation (if necessary) is currently anticipated to be completed by the end of the third quarter of 1999. The Company has completed testing and remediation of substantially all of its IT and non IT internal systems, with the exception of certain minor systems which the Company expects to complete by the end of the third quarter of 1999.

    The Company is presently evaluating each of its principal suppliers, service providers and other business partners to determine each of such party's Year 2000 status. The Company has developed a questionnaire and a Year 2000 certification for use with such third parties, and, as of March 31, 1999, the Company had contacted approximately 300 vendors about their Year 2000 compliance, including many of the vendors that the Company has identified as critical vendors. The Company is currently focused on obtaining Year 2000 Certifications or assurances from approximately 150 of these suppliers. The Company anticipates that this evaluation will be on-going through the remainder of 1999.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $5 million. Through March 31, 1999, the Company has spent approximately $2 million in connection with Year 2000 Issues. The cost of implementing the uniform worldwide business and accounting information system has not been included in this figure since the replacement of the previous systems was not accelerated due to Year 2000 Issues. All Year 2000 expenditures are made from the respective departments' budgets. The percentage of the IT budget during 1998 used for Year 2000 remediation was less than 3% and is expected to represent less than 3% of the IT budget for 1999. No IT projects have been deferred due to Year 2000 efforts.

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

FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may include forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "subject to" and "scheduled." These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These risks include, but are not limited to, uncertainties relating to general political and economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television capital spending, Year 2000 readiness, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations and foreign currency fluctuations and authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission. Reference is made to Exhibit 99 in this Form 10-Q for a further discussion of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


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

    Foreign currency exchange contracts are sensitive to changes in exchange rates. As of March 31, 1999, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the Canadian dollar, would result in a net $1 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distribution, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT2200 and Digicipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distribution, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. The Company intends to vigorously contest these actions.

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

    In connection with the Distribution, the Company has agreed to indemnify General Semiconductor with respect to its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

    On February 19, 1998, a consolidated securities class action complaint entitled IN RE NEXTLEVEL SYSTEMS, INC. SECURITIES LITIGATION was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants moved to dismiss the remaining counts of the complaint. That motion was denied on March 31, 1999 and defendants' answer is currently due on June 4, 1999. The Company intends to vigorously contest this action.

    On March 5, 1998, an action entitled DSC COMMUNICATIONS CORPORATION AND DSC TECHNOLOGIES CORPORATION V. NEXT LEVEL COMMUNICATIONS L.P., KK MANAGER, L.L.C., GENERAL INSTRUMENT CORPORATION AND SPENCER TRASK & CO., INC. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") alleged that in connection with the formation of the Partnership and the transfer to it of NLC's switched digital video technology, the Partnership and KK Manager, L.L.C. misappropriated DSC's trade secrets; that the Company improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask & Co., Inc. conspired to misappropriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, the Company and the other defendants filed an action in the United States District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit involving DSC, pursuant to which NLC had paid over $140 million. On May 14, 1998, the Texas court granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. That injunction order is now on appeal to the United States Court of Appeals for the Fifth Circuit where the case has been briefed and argued and awaits determination. On July 6, 1998, the Delaware defendants filed a motion for summary judgment with the Texas federal court requesting that the preliminary injunction be converted into a permanent injunction preventing DSC from proceeding with this litigation. That motion also has been briefed and awaits determination. As a result of the preliminary injunction, the Delaware Action has been stayed in its entirety. The Company intends to vigorously contest this action.

    In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages (as specified below). The first part of a bifurcated arbitration proceeding, relating to the Company's advanced analog products, began on March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. The Company expects to receive a decision from the panel by late June, 1999. At the arbitration proceeding, StarSight identified purported damages arising from the sale by the Company of advanced analog set top boxes containing a native electronic program guide. StarSight alleged that it is entitled to collect $52 million to $177 million in compensatory damages and an unspecified amount of punitive damages. The Company has denied liability and presented evidence disputing both StarSight's damages theories and amounts in the event that liability were to be found. A separate hearing relating to certain of the Company's digital set top boxes and satellite products is scheduled for mid-September, 1999. The Company continues to vigorously contest this action.

    On November 30, 1998, an action entitled GEMSTAR DEVELOPMENT CORPORATION AND INDEX SYSTEMS, INC. V. GENERAL INSTRUMENT CORPORATION was filed in the United States District Court for the Northern District of California. The complaint alleges infringement by the Company of two U.S. patents allegedly covering electronic program guides. The complaint seeks unspecified damages and an injunction. The plaintiffs sought to consolidate discovery for this action with other program guide related patent infringement actions pending against Pioneer Electronics Corp., Scientific-Atlanta, Inc., and Prevue Networks, Inc. On April 26, 1999, the Judicial Panel on Multidistrict Litigation ordered the transfer of this action to the Northern District of Georgia for consolidated pretrial proceedings with the Pioneer Electronics Corp. and Scientific-Atlanta, Inc. actions. The Company denies that it infringes the subject patents and intends to vigorously defend this action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information required by Item 2(c) of this Report was included in Item 5 of the Company's Current Report on Form 8-K dated January 22, 1999, and such information is incorporated by reference in this Item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.1* Employment Agreement dated as of April 2, 1999, between General Instrument Corporation and Edward D. Breen

         Exhibit 27        Financial Data Schedule

         Exhibit 99        Forward-Looking Information

         * Management contract or compensatory plan.

(b)      Reports of Form 8-K

         The Company filed a Current Report on Form 8-K dated January 22, 1999, reporting in Item 5 of such report the sale by the Company to Sony Corporation of America of 7,500,000 shares of the Company's common stock for an aggregate cash purchase price of $187,500,000.

         The Company filed on April 2, 1999 a Current Report on Form 8-K dated July 31, 1998, including in Item 7 of such report the following financial statements related to an acquisition of certain assets: (i) Hits Access and Control Division Combined Financial Statements as of and for the years ended December 31, 1997 and 1996 and as of and for the six months ended June 30, 1998 and 1997; and
         (ii) Unaudited Pro Forma Consolidated Financial Statements of the Company to reflect the acquisition of certain assets of the Hits Access and Control Division.

         The Company filed a Current Report on Form 8-K dated April 5, 1999, reporting in Item 5 of such report the signing of a definitive agreement to repurchase 5.3 million shares of the Company's common stock from two partnerships affiliated with Forstmann Little & Co for an aggregate cash purchase price of $148,400,000.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GENERAL INSTRUMENT CORPORATION

                                 /s/ Marc E. Rothman
                                 -----------------------------------------------
                                 Marc E. Rothman
                                 Vice President, Financial Planning & Controller (Signing both in his capacity as Vice President on behalf of the Registrant and as chief accounting officer of the Registrant)

May 13, 1999
------------
Date

                                INDEX TO EXHIBITS

EXHIBIT                                     DESCRIPTION

Exhibit 10.1 Employment Agreement dated as of April 2, 1999, between General Instrument Corporation and Edward D. Breen

Exhibit 27        Financial Data Schedule

Exhibit 99        Forward-Looking Information