Form 10-Q
period 1999-06-30
GENERAL INSTRUMENT CORP
filed 1999-08-13
CIK 1035881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Yes /X/      No / /

    As of July 31, 1999, there were 173,372,135 shares of Common Stock outstanding.

                         GENERAL INSTRUMENT CORPORATION
                               INDEX TO FORM 10-Q


                                                                      PAGES
                                                                      -----
PART I.                    FINANCIAL INFORMATION
                           ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Operations                4

                  Consolidated Statement of Stockholders' Equity       5

                  Consolidated Statements of Cash Flows                6

                  Notes to Consolidated Financial Statements           7-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  16-23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                          23


PART II.                   OTHER INFORMATION

ITEM 1.  Legal Proceedings                                             24-25

ITEM 4.  Submission of Matters to a Vote of Security Holders           26

ITEM 6.  Exhibits and Reports on Form 8-K                              27

SIGNATURE                                                              28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                   (UNAUDITED)
                                                                                                      JUNE 30,        DECEMBER 31,
                                                                                                       1999               1998
                                                                                                   -----------        -----------
Assets

Cash and cash equivalents                                                                          $   364,961        $   148,675
Short-term investments                                                                                  86,191              4,865
Accounts receivable, less allowance for doubtful accounts of $1,807 and $3,833, respectively
(includes accounts receivable from related party of $60,764 and $81,075, respectively)                 297,450            340,039
Inventories                                                                                            235,269            281,451
Deferred income taxes                                                                                   58,115            100,274
Other current assets                                                                                    14,103             15,399
                                                                                                   -----------        -----------
     Total current assets                                                                            1,056,089            890,703

Property, plant and equipment, net                                                                     234,113            237,131
Intangibles, less accumulated amortization of $104,543 and $97,630, respectively                       490,911            497,696
Goodwill, less accumulated amortization of $129,380 and $122,110, respectively                         448,086            455,466
Deferred income taxes                                                                                    2,083              1,999
Investments and other assets                                                                           123,732            104,765
                                                                                                   -----------        -----------
TOTAL ASSETS                                                                                       $ 2,355,014        $ 2,187,760
                                                                                                   ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                   $   216,208        $   267,565
Other accrued liabilities                                                                              173,677            186,113
                                                                                                   -----------        -----------
     Total current liabilities                                                                         389,885            453,678
Deferred income taxes                                                                                   15,659             15,913
Other non-current liabilities                                                                           66,798             67,998
                                                                                                   -----------        -----------
     Total liabilities                                                                                 472,342            537,589
                                                                                                   -----------        -----------
Commitments and contingencies (See Note 5)

Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares authorized; no shares issued                           --                 --
Common Stock, $.01 par value; 400,000,000 shares authorized; 180,894,275 and
173,393,275 shares issued, respectively                                                                  1,809              1,734
Additional paid-in capital                                                                           1,950,688          1,742,824
Note receivable from stockholder                                                                       (36,136)           (40,615)
Retained earnings                                                                                      113,169             36,214
Accumulated other comprehensive income, net of taxes of $26,348 and $1,020, respectively                41,912              2,845
                                                                                                   -----------        -----------
                                                                                                     2,071,442          1,743,002

Less - Treasury Stock, at cost, 7,632,327 and 4,619,069 shares, respectively                          (188,770)           (92,831)
                                                                                                   -----------        -----------
Total stockholders' equity                                                                           1,882,672          1,650,171
                                                                                                   -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 2,355,014        $ 2,187,760
                                                                                                   ===========        ===========


                 See notes to consolidated financial statements.

                              GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - In thousands, except per share information)


                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                         --------------------------     ------------------------
                                                                             1999             1998          1999            1998
                                                                         -----------     -----------    -----------   -----------
NET SALES                                                                $   527,030     $   488,505    $ 1,046,091   $   905,425
Cost of sales                                                                368,872         347,384        749,887       671,316
                                                                         -----------     -----------    -----------   -----------
GROSS PROFIT                                                                 158,158         141,121        296,204       234,109
                                                                         -----------     -----------    -----------   -----------
OPERATING EXPENSES:
    Selling, general and administrative                                       39,881          45,883         90,798       101,768
    Research and development                                                  41,905          42,266         82,890       158,169
    Goodwill amortization                                                      3,699           3,562          7,281         7,123
                                                                         -----------     -----------    -----------   -----------
         Total operating expenses                                             85,485          91,711        180,969       267,060
                                                                         -----------     -----------    -----------   -----------
OPERATING INCOME (LOSS)                                                       72,673          49,410        115,235       (32,951)
Other expense - net (including equity interest in Partnership losses
    of $5,995, $6,562, $11,605 and $17,852, respectively)                       (128)           (796)        (1,154)       (9,804)
Interest income (expense) - net                                                4,386            (284)         8,069        (1,264)
                                                                         -----------     -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                                             76,931          48,330        122,150       (44,019)
(Provision) benefit for income taxes                                         (28,464)        (18,367)       (45,195)       14,090
                                                                         -----------     -----------    -----------   -----------
NET INCOME (LOSS)                                                        $    48,467     $    29,963    $    76,955   $   (29,929)
                                                                         ===========     ===========    ===========   ===========
Earnings (Loss) Per Share - Basic                                        $      0.28     $      0.20    $      0.44   $     (0.20)
                                                                         ===========     ===========    ===========   ===========
Earnings (Loss) Per Share - Diluted                                      $      0.26     $      0.19    $      0.41   $     (0.20)
                                                                         ===========     ===========    ===========   ===========
Weighted-Average Shares Outstanding - Basic                                  173,081         151,226        174,137       150,450

Weighted-Average Shares Outstanding - Diluted                                188,231         160,863        188,861       150,450

                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                                                                               ADDITIONAL
                                                            COMMON STOCK        PAID-IN           FROM
                                                        SHARES     AMOUNT        CAPITAL       STOCKHOLDER
                                                       -------     -------     -----------     ---------
Balance, January 1, 1999                               173,393     $ 1,734     $ 1,742,824     $ (40,615)
Net income                                                --          --              --            --
Other comprehensive income, net-of-tax:
   Unrealized gains on available-for-sale
      securities                                          --          --              --            --
   Foreign currency translation adjustments               --          --              --            --

Comprehensive income
Treasury stock purchases (5,300 shares)                   --          --              --            --
Exercise of stock options and related tax
   benefit (2,287 shares issued from Treasury)            --          --             3,991          --
Issuances of shares                                      7,501          75         187,425          --
Payment of note receivable from stockholder               --          --              --           4,479
Warrant costs related to customer purchases               --          --            16,448          --
                                                       -------     -------     -----------     ---------
BALANCE, JUNE 30, 1999                                 180,894     $ 1,809     $ 1,950,688     $ (36,136)
                                                       =======     =======     ===========     =========

                                                      NOTE       ACCUMULATED
                                                    RECEIVABLE      OTHER                          TOTAL
                                                     RETAINED   COMPREHENSIVE   TREASURY         STOCKHOLDERS'
                                                     EARNINGS   INCOME, NET       STOCK            EQUITY
                                                   ---------     ---------      ---------      -----------
Balance, January 1, 1999                           $  36,214     $   2,845      $ (92,831)     $ 1,650,171
Net income                                            76,955          --             --             76,955
Other comprehensive income, net-of-tax:
   Unrealized gains on available-for-sale
      securities                                        --          39,617           --             39,617
   Foreign currency translation adjustments             --            (550)          --               (550)
                                                                                               -----------
Comprehensive income                                                                               116,022
Treasury stock purchases (5,300 shares)                 --            --         (148,400)        (148,400)
Exercise of stock options and related tax
   benefit (2,287 shares issued from Treasury)          --            --           52,461           56,452
Issuances of shares                                     --            --             --            187,500
Payment of note receivable from stockholder             --            --             --              4,479
Warrant costs related to customer purchases             --            --             --             16,448
                                                   ---------     ---------      ---------      -----------
BALANCE, JUNE 30, 1999                             $ 113,169     $  41,912      $(188,770)     $ 1,882,672
                                                   =========     =========      =========      ===========




                 See notes to consolidated financial statements.

                       GENERAL INSTRUMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - In thousands)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                              --------------------------
                                                                 1999             1998
                                                              ---------        ---------
Operating Activities:
 Net income (loss)                                            $  76,955        $ (29,929)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                43,424           38,661
    Warrant costs related to customer purchases                  16,448           11,646
    Gain on sales of short-term investments                     (12,098)          (4,529)
    Losses from asset sales and write-downs, net                 10,715            6,714
    Loss from equity investment                                  11,605           17,852
    Changes in assets and liabilities:
         Accounts receivable                                     42,590           13,103
         Inventories                                             40,082           13,133
         Prepaid expenses and other current assets                5,621            2,427
         Deferred income taxes                                   16,490          (28,031)
         Non-current assets                                       3,992             (436)
         Accounts payable and other accrued liabilities         (43,730)          (1,458)
         Other non-current liabilities                           (1,200)          (3,206)
     Other                                                         (579)            (901)
                                                              ---------        ---------
Net cash provided by operating activities                       210,315           35,046
                                                              ---------        ---------
INVESTING ACTIVITIES:
    Additions to property, plant and equipment                  (30,800)         (40,091)
    Investments in other assets                                 (55,623)          (1,995)
    Proceeds from sales of short-term investments                12,426            4,529
                                                              ---------        ---------
Net cash used in investing activities                           (73,997)         (37,557)
                                                              ---------        ---------
FINANCING ACTIVITIES:
    Proceeds from stock option exercises                         36,389           50,140
    Proceeds from issuance of shares                            187,500             --
    Purchase of treasury shares                                (148,400)            --
    Payment of note receivable from stockholder                   4,479             --
                                                              ---------        ---------
Net cash provided by financing activities                        79,968           50,140
                                                              ---------        ---------
Change in cash and cash equivalents                             216,286           47,629
Cash and cash equivalents, beginning of period                  148,675           35,225
                                                              ---------        ---------
Cash and cash equivalents, end of period                      $ 364,961        $  82,854
                                                              =========        =========


                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. COMPANY BACKGROUND

     General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide provider of integrated and interactive broadband access solutions and, with its strategic partners and customers, is advancing the convergence of the Internet, telecommunications and video entertainment industries. The Company is the world's leading supplier of digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators, and is a provider of digital satellite television systems for programmers, direct-to-home ("DTH") satellite networks and private networks for business communications. Through its limited partnership interest in Next Level Communications L.P. (the "Partnership") (see
Note 10), the Company provides next-generation broadband access solutions for local telephone companies with the Partnership's NLevel(3)(R) Switched Digital Access System ("NLevel(3)").

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

2. BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of the Company. The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, the consolidated statement of stockholders' equity for the six months ended June 30, 1999 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 of the Company are unaudited and reflect all adjustments of a normal, recurring nature (except for those charges disclosed in Notes 7, 8 and 10) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.

3.  INVENTORIES

     Inventories consist of:

                       JUNE 30, 1999              DECEMBER 31, 1998
                       -------------              -----------------
    Raw materials         $104,384                   $103,807
    Work in process         24,814                     19,236
    Finished goods         106,071                    158,408
                          --------                   --------
                          $235,269                   $281,451
                          ========                   ========

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

4. INVESTMENTS

    At June 30, 1999 and December 31, 1998, all of the Company's marketable equity securities were classified as available-for-sale. Proceeds and the related realized gains from the sale of available-for-sale securities for the three and six months ended June 30, 1999 were $7 million and $12 million, respectively. Proceeds and the related realized gains from the sales of available-for-sale securities for the three and six months ended June 30, 1998 were $2 million and $5 million, respectively. Realized gains were determined using the securities' cost. Short-term investments consisted of the following at June 30, 1999 and December 31, 1998:

                                                   JUNE 30, 1999                      DECEMBER 31, 1998
                                        ------------------------------------  -------------------------------
                                                        GROSS                                GROSS
                                            FAIR     UNREALIZED    COST          FAIR     UNREALIZED    COST
                                            VALUE       GAINS      BASIS        VALUE        GAINS      BASIS
                                            -----       -----      -----        -----      -------    -------
         Marketable Equity Securities       $86,191     $68,810    $17,381      $4,865     $ 3,865    $ 1,000
                                            =======     =======    =======      ======     =======    =======


5. COMMITMENTS AND CONTINGENCIES

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distribution, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT2200 and Digicipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distribution, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and certain defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. The Company intends to vigorously contest these actions.

    An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with an amended complaint, which contains allegations substantially similar to those in the original complaint. The defendants filed a motion to dismiss parts of the amended complaint and answered the balance of the amended complaint, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of Section 14(a) of the Exchange Act, and denied the remainder of the defendants' motion to dismiss. In November, 1998, the defendants filed an answer to the remaining parts of the amended complaint, denying liability. The Company intends to vigorously contest this action.

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

    On February 19, 1998, a consolidated securities class action complaint entitled In Re Nextlevel Systems, Inc. Securities Litigation was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants moved to dismiss the remaining counts of the complaint. That motion was denied on March 31, 1999 and defendants' answer was filed on June 25, 1999. On July 30, 1999, defendants filed a motion seeking reconsideration of the denial of their motion to dismiss. The Company intends to vigorously contest this action.

     On March 5, 1998, an action entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communications L.P., KK Manager, L.L.C., General Instrument Corporation and Spencer Trask & Co., Inc. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") alleged that in connection with the formation of the Partnership and the transfer to it of NLC's switched digital video technology, the Partnership and KK Manager, L.L.C. misappropriated DSC's trade secrets; that the Company improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask & Co., Inc. conspired to misappropriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, the Company and the other defendants filed an action in the United States District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit involving DSC, pursuant to which NLC had paid over $140 million. On May 14, 1998, the Texas court granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. That injunction order was appealed to the United States Court of Appeals for the Fifth Circuit. On June 21, 1999, the Fifth Circuit affirmed the Texas federal court's grant of the preliminary injunction. On July 15, 1999, the Texas federal court granted the Delaware defendants' motion for summary judgment and issued its final judgment permanently enjoining DSC from prosecuting and continuing the Delaware Action.

     In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages (as specified below). The first part of a bifurcated arbitration proceeding, relating to the Company's advanced analog products, began on March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. Oral arguments to the panel by the Company and StarSight were concluded on May 23, 1999. The Company and StarSight have submitted post-hearing filings to the arbitration panel, and the Company now expects to receive a decision from the panel toward the end of the third quarter or in the fourth quarter of 1999. At the arbitration proceeding, StarSight identified purported damages arising from the sale by the Company of advanced analog set top boxes containing a native electronic program guide. StarSight alleged that it is entitled to collect $52 million to $177 million in compensatory damages and an unspecified amount of punitive damages. The Company has denied liability and presented evidence disputing both StarSight's damages theories and amounts in the event that liability were to be found. A separate hearing relating to certain of the Company's digital set top boxes and satellite products is currently scheduled for mid-September, 1999. The Company continues to vigorously contest this action.

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

6. LONG-TERM DEBT

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA of less than 3 to 1. In addition, under the Credit Agreement, certain changes in control of the Company would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate, and as of June 30, 1999, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At June 30, 1999, the Company had available credit of $500 million under the Credit Agreement. The Company had approximately $106 million of letters of credit outstanding at June 30, 1999.

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

    As part of the restructuring plan, the Company recorded an additional $16 million of pre-tax charges in the first quarter of 1998 which primarily included $8 million for severance and other employee separation costs, $3 million of facility exit costs, including the early termination of a leased facility which the Company decided to close in the quarter ended March 31, 1998, and $5 million related to the write-down of fixed assets to their estimated fair values. Of these charges, $9 million were recorded as cost of sales, $6 million as selling, general and administrative ("SG&A") expense and $1 million as research and development ("R&D") expense.

    On April 29, 1999, PRIMESTAR, Inc. ("PRIMESTAR") announced that it had completed the previously announced sale of its direct broadcast satellite ("DBS") medium-power business and assets to Hughes Electronics Corporation ("Hughes"). Sales to PRIMESTAR accounted for 11% of the Company's sales in 1998. The Company currently expects future PRIMESTAR purchases of medium-power equipment from the Company to be insignificant. Further, as a result of the previously announced purchase by Hughes of PRIMESTAR's rights to acquire certain high-power satellite assets, the Company does not expect to supply any high-power equipment to PRIMESTAR. In the first quarter of 1999, in connection with the announcement of the PRIMESTAR developments, the Company evaluated its overhead structure and has taken steps to further consolidate its San Diego, California and Horsham, Pennsylvania operations, including reducing headcount by approximately 200. The Company recorded a pre-tax charge of approximately $15 million during the first quarter of 1999 which primarily included $6 million for severance costs, $6 million for the write-down of PRIMESTAR

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

related inventory to its lower of cost or market, $2 million for the write-down of fixed assets used to manufacture PRIMESTAR products to their estimated fair values and $1 million of facility costs. Of these charges, $8 million were recorded as cost of sales and $7 million were recorded as SG&A expense.

    The following tabular reconciliation summarizes the restructuring activity from January 1, 1998 through June 30, 1999:

                              BALANCE AT          1998            BALANCE AT           1999          BALANCE AT
                                          ----------------------               ---------------------
                              JANUARY 1,              AMOUNTS    DECEMBER 31,              AMOUNTS    JUNE 30,
                                 1998     ADDITIONS   UTILIZED       1998      ADDITIONS   UTILIZED     1999
                              ----------- ---------- ----------- ------------- ---------- ---------- -----------
                                                                (in millions)
Inventory (1)                    $--      $--          $--           $--         $ 6.1     $(2.1)       $ 4.0
Property, Plant &
   Equipment (1)                   7.8      4.6        (12.4)         --           2.2      --            2.2

Facility Costs                    10.5      3.3        (10.0)          3.8         0.8      (0.7)         3.9

Severance                         19.9      7.6        (26.7)          0.8         5.7      (3.1)         3.4
                                 =====    =====        =====         =====       =====     =====        =====

Total                            $38.2    $15.5        $(49.1)       $ 4.6       $14.8     $(5.9)       $13.5
                                 =====    =====        =====         =====       =====     =====        =====


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

    The following tabular reconciliation summarizes the other charge activity discussed above:

                               BALANCE AT            1998              BALANCE AT      1999       BALANCE AT
                                            ------------------------                ------------
                               JANUARY 1,                 AMOUNTS     DECEMBER 31,    AMOUNTS      JUNE 30,
                                  1998       ADDITIONS   UTILIZED         1998        UTILIZED       1999
                               ------------ ----------- ------------  ------------- ------------ -------------
                                                               (in millions)

Inventory (1)                   $43.3        $15.0        $(43.3)       $15.0        $(4.5)        $10.5
Property, Plant &
   Equipment (1)                  8.4         --            (1.1)         7.3         (7.3)        --
Professional Fees &
   Other Costs                    3.2         10.1         (13.3)       --            --           --
Partnership Related                                                                                --
   Costs                         --            8.4          (8.4)       --            --           --
                                =====        =====         =====        =====         =====        =====
Total                           $54.9        $33.5        $(66.1)       $22.3         $(11.8)      $10.5
                                =====        =====         =====        =====         =====        =====


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

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


9.  OTHER EXPENSE - NET

    Other expense-net for the three and six months ended June 30, 1999 primarily includes $6 million and $12 million, respectively, related to the Company's share of the Partnership losses, offset by $7 million and $12 million, respectively, related to gains on the sales of short-term investments. Other expense-net for the three and six months ended June 30, 1998 primarily reflects $7 million and $18 million, respectively, related to the Company's share of the Partnership losses, including the Company's share of a $5 million litigation settlement and compensation expense related to key executives of an acquired company, partially offset by $2 million and $5 million, respectively, related to gains on the sales of short-term investments and $5 million for both periods related to proceeds received from the settlement of an insurance claim.

10. THE PARTNERSHIP

    In January 1998, the Company transferred at historical cost the net assets, the underlying NLC technology, and the management and workforce of NLC to a newly formed limited partnership (the "Partnership") in exchange for approximately an 89% limited partnership interest (subject to additional dilution). Such transaction was accounted for at historical cost. The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at June 30, 1999. The operating general partner, which was formed by Spencer Trask & Co., an unrelated third party, has acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. The Company does not have the option to acquire the operating general partner's interest in the Partnership. Net assets transferred to the Partnership at formation of $45 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses.

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

    In addition, in January 1998, the Company advanced $75 million to the Partnership in exchange for an 8% debt instrument (the "Note"), and the Note contains normal creditor security rights, including a prohibition against incurring amounts of indebtedness for borrowed money in excess of $10 million. Since the repayment of the Note is solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product development, the Company recorded a charge to R&D expense during the quarter ended June 30, 1998 to fully reserve for the Note concurrent with the funding. The proceeds of the Note are being utilized to fund the R&D activities of the Partnership to develop the aforementioned telecommunication technology for widespread commercial deployment. During 1998, the Company agreed to make additional equity investments in the Partnership, aggregating $50 million, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements. The Company completed these equity investments in the second quarter of 1999.

    The Company is accounting for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future R&D activities will be offset against the $75 million reserve discussed above. For the three and six months ended June 30, 1999, the Company's share of the Partnership's losses was $6 million and $12 million, respectively, (net of the Company's share of R&D expenses of $11 million and $21 million, respectively). For the three and six months ended June 30, 1998, the Company's share of the Partnership's losses was $7 million and $18 million, respectively, (net of the Company's share of R&D expenses of $10 million and $19 million, respectively). The Company has eliminated its interest income from the Note against its share of the Partnership's related interest expense on the Note. The Company's net equity investment in the Partnership was $58 million at June 30, 1999.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


    The following unaudited summarized financial information is provided for the Partnership for the three and six months ended June 30, 1999 and 1998:

                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                           --------------------------------   ----------------------------------
                                                1999              1998              1999              1998
                                           --------------   ---------------   ----------------  ----------------
     Net sales                                  $ 9,413           $ 3,090            $18,190           $ 5,829
     Gross profit (loss)                            878              (806)             1,450            (1,922)
     Loss before income taxes                   (19,740)          (20,748)           (38,797)          (45,058)
     Net cash used in operating activities       (5,054)          (23,758)           (24,099)          (38,423)


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

    AT&T is a significant customer of the Company. Sales to AT&T (TCI prior to its merger with AT&T) represented 30% and 31% of total Company sales for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively. Management believes the transactions with AT&T are at arms length and are under terms no less favorable to the Company than those with other customers. At June 30, 1999 and December 31, 1998 accounts receivable from AT&T (TCI prior to its merger into AT&T) totaled $61 million and $81 million, respectively.

    In April 1999, the Company repurchased 5.3 million shares of its Common Stock from two partnerships affiliated with Forstmann Little & Co., a greater than 10% stockholder at such time, for $148 million.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

12. SEGMENT INFORMATION

    Selected information regarding the Company's reportable segments follows:

                                                         SATELLITE
                                          BROADBAND    AND BROADCAST
                                          NETWORKS        NETWORK                              TOTAL
                                           SYSTEMS        SYSTEMS         UNALLOCATED          COMPANY
                                      --------------   ---------------   -------------      -------------
THREE MONTHS ENDED JUNE 30, 1999
--------------------------------
Net sales                             $   470,997       $    56,033      $        --        $   527,030
Operating income (loss)                    76,485             6,069        (9,881) (b)           72,673
Other expense - net                                                                                (128)
Interest income - net                                                                             4,386
Income before income taxes                                                                       76,931

Segment assets (a)                        633,536           121,851         11,445 (c)          766,832

THREE MONTHS ENDED JUNE 30, 1998
--------------------------------
Net sales                             $   380,481       $   108,024      $        --        $   488,505
Operating income (loss)                    55,639            12,409       (18,638) (b)           49,410
Other expense - net                                                                                (796)
Interest expense - net                                                                             (284)
Income before income taxes                                                                       48,330

Segment assets (a)                        580,464           215,379         15,106 (c)          810,949

SIX MONTHS ENDED JUNE 30, 1999
--------------------------------
Net sales                             $   906,186       $   139,905      $        --        $ 1,046,091
Operating income (loss)                   128,979            17,546       (31,290) (b)          115,235
Other expense - net                                                                              (1,154)
Interest income - net                                                                             8,069
Income before income taxes                                                                      122,150

SIX MONTHS ENDED JUNE 30, 1998
--------------------------------
Net sales                             $   690,615       $   214,810      $        --        $   905,425
Operating income (loss)                    94,045            17,666      (144,662) (b)          (32,951)
Other expense - net                                                                              (9,804)
Interest expense - net                                                                           (1,264)
Loss before income taxes                                                                        (44,019)



(a) Segment assets include accounts receivable, inventories and property, plant and equipment. Other balance sheet items are not allocated to the segments.

(b) Primarily reflects unallocated amounts, including (i) goodwill amortization of $4 million and $7 million for the three and six months ended June 30, 1999, respectively, and $4 million and $7 million for the three and six months ended June 30, 1998, respectively, and (ii) restructuring and other charges of $15 million for the six months ended June 30, 1999 and $115 million for the six months ended June 30, 1998, (see Notes 7 and 8). The remaining reconciling amounts reflect unallocated selling, general and administrative expenses and other overhead costs.

(c) Primarily reflects unallocated accounts receivable of $2 million and $20 million at June 30, 1999 and 1998, respectively, and certain unallocated property, plant and equipment balances of $16 million at June 30, 1999 and 1998, offset by write-downs related to restructuring and other charges not allocated to the segments for internal management reporting purposes.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


13. OTHER INFORMATION

    Earnings (Loss) Per Share. For the three months ended June 30, 1999, the calculation of diluted weighted-average shares outstanding included the dilutive effects of stock options and warrants of 3,968 shares and 11,182 shares, respectively. For the six months ended June 30, 1999, the calculation of diluted weighted-average shares outstanding included the dilutive effects of stock options and warrants of 3,976 shares and 10,748 shares, respectively. For the three months ended June 30, 1998, the calculation of diluted weighted-average shares outstanding included the dilutive effects of stock options and warrants of 2,756 shares and 6,881 shares, respectively. Since the computation of diluted loss per share is anti-dilutive for the six months ended June 30, 1998, the amounts reported for basic and diluted loss per share are the same.

    License Amortization. Intangible assets consist primarily of a license, which is being amortized over its 20-year term based on the expected revenue stream. The revenue earned from the license is solely dependent on the Company's deployment of digital terminals and such deployment is expected to rise significantly during the 20-year term. The Company believes the expected revenue stream is a reliable measure of the future benefit of the license both in the aggregate and in terms of the periods to which such benefit will be realized. Accordingly, the Company believes this method of amortization is a more appropriate method than straight-line. At each reporting date, the Company's method of amortization requires the determination of a fraction, the numerator of which is the actual revenues for the period and the denominator of which is the expected revenues from the license during its 20-year term. Under the Company's method, amortization for the three and six months ended June 30, 1999 was approximately $0.8 million and $1.7 million, respectively, and accumulated amortization as of June 30, 1999 was approximately $2.3 million.

    Comprehensive Income (Loss). Total comprehensive income was $89 million and $116 million for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1998, total comprehensive income was $34 million and total comprehensive loss was $33 million, respectively.

    New Accounting Pronouncements Not Yet Adopted. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS Statement No. 133" in June 1999, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

    Net sales for the three months ended June 30, 1999 were $527 million, an increase of $38 million, or 8%, over net sales of $489 million for the three months ended June 30, 1998. Net sales for the six months ended June 30, 1999 were $1,046 million compared to $905 million for the six months ended June 30, 1998, an increase of $141 million, or 16%. The increases in net sales for the three and six month periods reflect higher sales of digital cable systems, transmission and high speed data products, partially offset by lower sales of analog cable and satellite products. Analog and digital products represented 39% and 61%, respectively, of total sales for the six months ended June 30, 1999. Analog and digital products each represented approximately 50% of total sales for the six months ended June 30, 1998.

    Worldwide broadband sales (consisting of digital and analog cable and wireless television systems, transmission network systems and high speed data products) of $471 million and $906 million for the three and six months ended June 30, 1999, respectively, increased $91 million, or 24%, and $216 million, or 31%, respectively, from the comparable 1998 periods, primarily as a result of increased U.S. sales volume of digital cable terminals and headends, transmission product sales and high speed data product sales, partially offset by lower sales of analog cable systems. These sales reflect the commitment of cable television operators to deploy interactive digital systems in order to offer advanced entertainment, interactive services and Internet access to their customers. During the three months ended June 30, 1999 and 1998, broadband sales in the U.S. were 83%, combined U.S. and Canadian sales were 87% and 84%, respectively, and all other international sales were 13% and 16%, respectively, of total worldwide broadband sales. For the six months ended June 30, 1999 and 1998, broadband sales in the U.S. were 85% and 82%, respectively, combined U.S. and Canadian sales were 89% and 84%, respectively, and all other international sales were 11% and 16%, respectively, of total worldwide broadband sales. The decrease in international sales from the first half of 1998 was experienced primarily in the Latin American region and international sales are not expected to return to historical levels in the near-term.

    Worldwide satellite sales of $56 million and $140 million for the three and six months ended June 30, 1999, respectively, decreased $52 million, or 48%, and $75 million, or 35%, respectively, from the comparable 1998 period, primarily as a result of lower sales to PRIMESTAR, Inc. ("PRIMESTAR"), as described further below. During the three months ended June 30, 1999 and 1998, satellite sales in the U.S. were 58% and 96%, respectively, combined U.S. and Canadian sales were 82% and 96%, respectively, and all other international sales were 18% and 4%, respectively, of total worldwide satellite sales. For the six months ended June 30, 1999 and 1998, satellite sales in the U.S. were 70% and 95%, respectively, combined U.S. and Canadian sales were 89% and 98%, respectively, and all other international sales were 11% and 2%, respectively, of total worldwide satellite sales. The increase in international satellite sales was experienced in the Latin American region.

    AT&T (TCI prior to its merger with AT&T) accounted for approximately 30% of the Company's consolidated net sales for the six months ended June 30, 1999. For the year ended December 31, 1998, TCI and PRIMESTAR represented approximately 31% and 11%, respectively, of total Company sales.

    On April 29, 1999, PRIMESTAR, Inc. ("PRIMESTAR") announced that it had completed the previously announced sale of its direct broadcast satellite ("DBS") medium-power business and assets to Hughes Electronics Corporation ("Hughes"). The Company currently expects future PRIMESTAR purchases of medium-power equipment from the Company to be insignificant. Further, as a result of the previously announced purchase by Hughes of PRIMESTAR's rights to acquire certain high-power satellite assets, the Company does not expect to supply any high-power equipment to PRIMESTAR.

GROSS PROFIT

    Gross profit was $158 million and $296 million for the three and six months ended June 30, 1999, respectively, compared to $141 million and $234 million for the three and six months ended June 30, 1998, respectively. Gross profit was 30% and 28% of sales for the three and six months ended June 30, 1999, respectively, compared to 29% and 26% of sales for the comparable 1998 periods. Gross profit for the three and six months ended June 30, 1999 included a $6 million gain related to the favorable resolution of certain duty matters. Gross profit for the six months ended June 30, 1999 also included $8 million of restructuring charges (see Note 7 and "Restructurings" below) recorded in the first quarter of 1999, primarily related to the write-down of PRIMESTAR related inventory to its lower of cost or market and the write-down of fixed assets used to manufacture PRIMESTAR products to their estimated fair values. Gross profit for the six months ended June 30, 1998 included $9 million of restructuring charges (see Note 7 and "Restructurings" below) and $18 million of other charges (see
Note 8 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general & administrative ("SG&A") expense was $40 million and $91 million for the three and six months ended June 30, 1999, respectively, compared to $46 million and $102 million for the three and six months ended June 30, 1998, respectively. SG&A expense decreased as a percentage of sales to 8% and 9% for the three and six months ended June 30, 1999, respectively, from 9% and 11% for the three and six months ended June 30, 1998, respectively. SG&A for the six months ended June 30, 1999 included $7 million of restructuring charges (see Note 7 and "Restructurings" below) recorded in the first quarter of 1999, primarily related to severance costs recorded in connection with the announcement of the PRIMESTAR developments. These restructuring activities have driven the reductions of ongoing SG&A expense. SG&A for the six months ended June 30, 1998 included $6 million of restructuring charges (see
Note 7 and "Restructurings" below) and $7 million of other charges (see Note 8 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs and costs associated with changing the Company's corporate name.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expense was $42 million and $83 million for the three and six months ended June 30, 1999, respectively, compared to $42 million and $158 million, respectively, for the comparable 1998 periods. R&D expense for the six months ended June 30, 1998 included a $75 million charge to fully reserve the Partnership Note (see Note 10). Proceeds of the Partnership Note are being utilized by the Partnership to fund research and development activities to develop, for widespread commercial deployment, the next-generation telecommunications technology for the delivery of telephony, video, and data from the telephone company central office to the home. The Company's R&D spending in 1999 is focused on new product opportunities, including advanced digital services, high-speed internet and data systems, and next generation transmission network systems. In addition, the Company is incurring R&D expense to develop analog and digital products for international markets, reduce costs and expand the features of its digital cable and satellite systems.

OTHER EXPENSE--NET

    Other expense-net was $0.1 million and $1 million for the three and six months ended June 30, 1999, respectively, and $1 million and $10 million for the three and six months ended June 30, 1998, respectively. Other expense decreased in the first half of 1999 from the comparable 1998 period primarily due to a reduction in the Partnership's losses (see Note 10) and additional gains on the sales of short-term investments. Other expense-net for the three and six months ended June 30, 1999 primarily includes $6 million and $12 million, respectively, related to the Company's share of the Partnership losses, offset by $7 million and $12 million, respectively, related to gains on the sales of short-term investments. Other expense-net for the three and six months ended June 30, 1998 primarily reflects $7 million and $18 million, respectively, related to the Company's share of the Partnership losses, including the Company's share of a $5 million litigation settlement and compensation expense related to key executives of an acquired company, partially offset by $2 million and $5 million, respectively, related to gains on the sales of short-term investments and $5 million for both periods related to proceeds received from the settlement of an insurance claim.

INTEREST INCOME (EXPENSE)--NET

    Net interest income was $4 million and $8 million for the three and six months ended June 30, 1999, respectively, compared to net interest expense of $0.3 million and $1 million for the three and six months ended June 30, 1998, respectively. The increases in interest income reflect the higher average cash balances and debt free position during the three and six months ended June 30, 1999.

INCOME TAXES

    The Company recorded a provision for income taxes of $28 million and $45 million for the three and six months ended June 30, 1999, respectively, and a provision for income taxes of $18 million and a benefit for income taxes of $14 million, respectively, for the comparable 1998 periods. Excluding any restructuring and other charges recorded during these periods, the effective tax rate was approximately 37% for the three and six months ended June 30, 1999 and 38% for the three and six months ended June 30, 1998.

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

OTHER CHARGES

    The Company incurred certain other pre-tax charges during the first quarter of 1998 primarily related to management's decision to close a satellite manufacturing facility due to reduced demand for the products manufactured by that facility. Concurrent with this decision, the Company determined that the carrying value of the inventory would not be recoverable and, accordingly, the Company wrote down the inventory to its lower of cost or market. In addition, the Company incurred moving costs associated with relocating certain fixed assets to other facilities, shutdown expenses and legal fees. The above charges totaled $25 million, of which $18 million are included in cost of sales and $7 million are included in SG&A expense. In addition, the Company incurred $8 million of charges, which are included in "other expense-net," related to costs incurred by the Partnership, which the Company accounts for under the equity method. Such costs are primarily related to a $5 million litigation settlement and compensation expense related to key executives of an acquired company (see
Note 8).

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1999 and 1998, cash provided by operations was $210 million and $35 million, respectively. Cash provided by operations in the first half of 1999 primarily represents net income excluding non-cash charges and reductions in accounts receivable and inventory balances. Cash provided by operations in the first half of 1998 primarily reflects net income excluding non-cash charges cash generated by the broadband and satellite businesses, partially offset by the funding provided to the Partnership related to its R&D activities and payments related to the restructuring.

    At June 30, 1999, working capital (current assets less current liabilities) was $666 million compared to $437 million at December 31, 1998. The Company believes that working capital levels are appropriate to support the growth of the business; however, there can be no assurance that future industry-specific developments or general economic trends will not alter the Company's working capital requirements.

    During the six months ended June 30, 1999 and 1998, the Company invested $31 million and $40 million, respectively, in equipment and facilities. The Company expects to continue to expand its capacity to meet increased current and anticipated future demands for digital products, with capital expenditures for the year expected to approximate $70 million. The Company's R&D expenditures were $83 million and $158 million (including the $75 million funding related to the Partnership's R&D activities) during the first half of 1999 and 1998, respectively. The Company expects total R&D expenditures to approximate $170 million for the year ending December 31, 1999.

    The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA of less than 3 to 1. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. As of June 30, 1999, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $500 million.

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

    The Partnership is a leading provider of next-generation integrated full service digital loop carrier and fiber-to-the-curb systems that deliver telephony, video and data for local telephone companies. The Partnership's product, NLevel(3)(R), is designed to permit the cost effective delivery of a suite of standard and advanced telephony services over twisted pair networks, including high-speed data/Internet, distance learning, video services as well as basic telephone services, to the home from a single access platform. The Partnership has incurred net losses since inception and expects to continue to operate at a loss through the year 2000 as the market for its products develops. In order to position its products for mass commercial deployment, the Partnership expects that product development efforts will continue to require substantial investments. As such, during 1998, the Company agreed to make additional equity investments in the Partnership, aggregating $50 million, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements. The Company completed these equity investments in the second quarter of 1999. The Company accounts for its investment in the Partnership using the equity method and records such investment in other assets. As of June 30, 1999, the Company believes its recorded investment in the Partnership is recoverable. Based on the Partnership's current cash flow projections for 1999, additional capital will be required in the latter part of 1999 to fund its operations. The Partnership has several alternatives to obtain the required capital, including additional equity contributions from its partners, private placement financing and/or an initial public offering.

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

INTERNATIONAL MARKETS

    Management of the Company believes that additional growth for the Company will come from international markets, although the Company's international sales decreased during 1998 and have remained at these levels during 1999. There can be no assurance that international sales will increase to historical levels in the near future.

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

    The first phase was to develop a corporate-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. This included a review of all IT and non-IT systems, including Company products and internal operating systems for potential Year 2000 Issues. The Company completed this phase prior to the end of 1998. In addition, during this phase the Company developed its Year 2000 Policy Statement which was released to the Company's customers, suppliers and business partners.

    The second phase of the Company's Year 2000 compliance program (begun simultaneously with the first phase) was to define a Year 2000 "Compliance" standard and to develop uniform test plans and test methodologies, building on work already done by one of the Company's engineering groups. The Company developed a comprehensive Year 2000 test plan and test methodologies for the testing of its products, as well as third-party products. The Company has adopted the following six compliance categories for its products: "Compliant," "Compliant with Upgrade," "Compliant with Minor Issues," "Not Compliant or End of Life Product," "Testing yet to be Completed" and "Testing not Required." The creation of these six categories has assisted the Company in communicating with its customers, suppliers and business partners regarding the Year 2000 status of the Company's products.

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

    The Company has also undertaken a review of its internal IT and non-IT systems to identify potential Year 2000 Issues. In 1996, the Company began the process of implementing a uniform worldwide business and accounting information system to improve internal reporting processes. The internal IT systems being replaced include order entry systems, purchasing and inventory management systems, and the Company's general financial systems. Based upon representations from the manufacturer and the Company's own internal testing, the Company believes that this uniform information system is Year 2000 compliant. The Company also has plans to identify and replace and/or upgrade legacy business systems that are not Year 2000 compliant and are not part of the uniform worldwide business and accounting information system. In conjunction with the Company's review of internal IT systems, the Company engaged an outside consulting firm with Year 2000 consulting experience to perform an assessment of the Company's processes and test methodologies and to benchmark such plans and methodologies against the practices of other companies. Based on these benchmark comparisons, certain recommendations were made related to the test plans. The Company is currently addressing these recommendations. With respect to non-IT systems, the Company is actively analyzing its in-line manufacturing equipment in order to assess any Year 2000 issues. To date, no material problems have been discovered, and the Company will continue to review, test and remediate (if necessary) such equipment. The Company is also evaluating its other critical non-IT facility and internal systems with date sensitive operating controls for Year 2000 Issues. While the Company believes that most of these systems will function without substantial Year 2000 compliance problems, the Company will continue to review, test and remediate (if necessary) such systems.

    The third phase of the Company's Year 2000 compliance program is the actual testing and remediation (if necessary) of the Company's IT products and systems. The Company has prioritized its testing and remediation work, focusing on products which the Company believes are more likely to be impacted by Year 2000 Issues. The Company has completed the testing and remediation (as necessary) of the majority of its products in accordance with its adopted test plans and methodologies and is diligently working to complete testing and remediation (if necessary) of the remainder of its products (except for end of life products) by the end of the third quarter of 1999. As of June 30, 1999, the Company estimates that it has completed approximately 95% of the Year 2000 readiness analysis required for its Advanced Network Systems, Digital Network Systems and Transmission Network Systems products. As of June 30, 1999, the Company estimates that it has completed approximately 80% of the Year 2000 readiness analysis for its Satellite and Broadcast Network Systems products. For certain of the Company's satellite and broadcast products and the Company's national authorization center, testing and remediation (if necessary) is currently anticipated to be completed during the fourth quarter of 1999. The Company has completed testing and remediation of substantially all of its IT and non IT internal systems, with the exception of certain minor systems which the Company expects to complete by the end of the third quarter of 1999.

    The Company is presently evaluating each of its principal suppliers, service providers and other business partners to determine each of such party's Year 2000 status. The Company has developed a questionnaire and a Year 2000 certification for use with such third parties, and, as of June 30, 1999, the Company had contacted approximately 300 vendors about their Year 2000 compliance, including many of the vendors that the Company has identified as critical vendors. The Company is currently focused on obtaining Year 2000 Certifications or assurances from approximately 50 of these suppliers. The Company anticipates that this evaluation will be on-going through the remainder of 1999. To date, no significant problems have been discovered.

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

The Costs to Address the Company's Year 2000 Issues

    The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $5 million. Through June 30, 1999, the Company has spent approximately $2.5 million in connection with Year 2000 Issues. The cost of implementing the uniform worldwide business and accounting information system has not been included in this figure since the replacement of the previous systems was not accelerated due to Year 2000 Issues. All Year 2000 expenditures are made from the respective departments' budgets. The percentage of the IT budget during 1998 used for Year 2000 remediation was less than 3% and is expected to represent less than 3% of the IT budget for 1999. No IT projects have been deferred due to Year 2000 efforts.

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

    Foreign currency exchange contracts are sensitive to changes in exchange rates. As of June 30, 1999, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the new Taiwan dollar, would result in a net $4 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distribution, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT2200 and Digicipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distribution, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and certain defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. The Company intends to vigorously contest these actions.

    An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which merged into a subsidiary of the Distributing Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by the Distributing Company. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. On September 23, 1997, the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with an amended complaint, which contains allegations substantially similar to those in the original complaint. The defendants filed a motion to dismiss parts of the amended complaint and answered the balance of the amended complaint, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of Section 14(a) of the Exchange Act, and denied the remainder of the defendants' motion to dismiss. In November, 1998, the defendants filed an answer to the remaining parts of the amended complaint, denying liability. The Company intends to vigorously contest this action.

    In connection with the Distribution, the Company has agreed to indemnify General Semiconductor with respect to its obligations, if any, arising out of or in connection with the matters discussed in the preceding two paragraphs.

    On February 19, 1998, a consolidated securities class action complaint entitled In Re Nextlevel Systems, Inc. Securities Litigation was filed in the United States District Court for the Northern District of Illinois, Eastern Division, naming the Company and certain former officers and directors as defendants. The complaint was filed on behalf of stockholders who purchased or otherwise acquired stock of the Company between July 25, 1997 and October 15, 1997. The complaint alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder by making false and misleading statements about the Company's business, finances and future prospects. The complaint seeks damages in an unspecified amount. On April 9, 1998, the plaintiffs voluntarily dismissed their Securities Act claims. On May 5, 1998, the defendants moved to dismiss the remaining counts of the complaint. That motion was denied on March 31, 1999 and defendants' answer was filed on June 25, 1999. On July 30, 1999, defendants filed a motion seeking reconsideration of the denial of their motion to dismiss. The Company intends to vigorously contest this action.

     On March 5, 1998, an action entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communications L.P., KK Manager, L.L.C., General Instrument Corporation and Spencer Trask & Co., Inc. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") alleged that in connection with the formation of the Partnership and the transfer to it of NLC's switched digital video technology, the Partnership and KK Manager, L.L.C. misappropriated DSC's trade secrets; that the Company improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask & Co., Inc. conspired to misappropriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, the Company and the other defendants filed an action in the United States District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit involving DSC, pursuant to which NLC had paid over $140 million. On May 14, 1998, the Texas court granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. That injunction order was appealed to the United States Court of Appeals for the Fifth Circuit. On June 21, 1999, the Fifth Circuit affirmed the Texas federal court's grant of the preliminary injunction. On July 15, 1999, the Texas federal court granted the Delaware defendants' motion for summary judgment and issued its final judgment permanently enjoining DSC from prosecuting and continuing the Delaware Action.

     In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight is seeking injunctive relief as well as damages (as specified below). The first part of a bifurcated arbitration proceeding, relating to the Company's advanced analog products, began on March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. Oral arguments to the panel by the Company and StarSight were concluded on May 23, 1999. The Company and StarSight have submitted post-hearing filings to the arbitration panel, and the Company now expects to receive a decision from the panel toward the end of the third quarter or in the fourth quarter of 1999. At the arbitration proceeding, StarSight identified purported damages arising from the sale by the Company of advanced analog set top boxes containing a native electronic program guide. StarSight alleged that it is entitled to collect $52 million to $177 million in compensatory damages and an unspecified amount of punitive damages. The Company has denied liability and presented evidence disputing both StarSight's damages theories and amounts in the event that liability were to be found. A separate hearing relating to certain of the Company's digital set top boxes and satellite products is currently scheduled for mid-September, 1999. The Company continues to vigorously contest this action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were voted upon at the Annual Meeting of Stockholders of General Instrument Corporation held in Philadelphia, Pennsylvania on May 25, 1999:

(a) On the election of the following nominees as Class II directors of the Company for terms ending at the 2002 Annual Meeting of Stockholders:

                                                 NUMBER OF VOTES
                                                 ---------------
                                           For                    Withheld
                                           ---                    --------
              John Seely Brown          157,057,874                664,607
              Frank M. Drendel          157,053,466                669,015
              Lynn Forester             157,049,800                672,681

(b) To approve the General Instrument Corporation 1999 Long-Term Incentive Plan:

                                        NUMBER OF VOTES
                                        ---------------
                For                 Against         Abstentions      Broker Non-Votes
                ---                 -------         -----------      ----------------
           115,585,554               27,182,061         410,286          33,986,356

(c) To ratify the appointment by the Board of Directors of the Company of Deloitte & Touche LLP as independent auditor for the Company for the 1999 fiscal year:

                                   NUMBER OF VOTES
                                   ---------------
                For                 Against           Abstentions
                ---                 -------           -----------
               157,227,332          224,491             270,658

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 10.1*+ General Instrument Corporation 1999 Long-Term Incentive Plan

    Exhibit 27     Financial Data Schedule

    Exhibit 99     Forward-Looking Information

    * Incorporated herein by reference to Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 1999 (SEC File Number 001-12925)

    +   Management contract or compensatory plan

(b) Reports on Form 8-K

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



                                      GENERAL INSTRUMENT CORPORATION

                                      /s/ Marc E. Rothman
                                     --------------- -------------------
                                      Marc E. Rothman
                                      Vice President, Financial
                                      Planning & Controller
                                      (Signing both in his
                                      capacity as Vice President
                                      on behalf of the Registrant
                                      and as chief accounting
                                      officer of the Registrant)

August 12, 1999
-----------------------
Date

                                INDEX TO EXHIBITS


EXHIBIT            DESCRIPTION

Exhibit 10.1*+     General Instrument Corporation 1999 Long-Term Incentive Plan

Exhibit 27         Financial Data Schedule

Exhibit 99         Forward-Looking Information

* Incorporated herein by reference to Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 1999 (SEC File Number 001-12925)

+   Management contract or compensatory plan