Form 10-Q
period 1999-09-30
GENERAL INSTRUMENT CORP
filed 1999-11-12
CIK 1035881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Yes [X]      No [ ]

    As of October 31, 1999, there were 174,023,789 shares of Common Stock outstanding.

                         GENERAL INSTRUMENT CORPORATION
                               INDEX TO FORM 10-Q

                                                                                            PAGES
                                                                                            -----
PART I.                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets                                                    3

                  Consolidated Statements of Operations                                          4

                  Consolidated Statement of Stockholders' Equity                                 5

                  Consolidated Statements of Cash Flows                                          6

                  Notes to Consolidated Financial Statements                                     7-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                           16-23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                   24


PART II.                   OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                      25-26

ITEM 5.  Other Information                                                                      27

ITEM 6.  Exhibits and Reports on Form 8-K                                                       27

SIGNATURE                                                                                       28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                    (UNAUDITED)
                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                                        1999               1998
                                                                                                    -----------         -----------
Assets
Cash and cash equivalents                                                                           $   447,963         $   148,675
Short-term investments                                                                                  183,761               4,865
Accounts receivable, less allowance for doubtful accounts of $6,948 and $3,833, respectively
(includes accounts receivable from related party of $17,455 and $81,075, respectively)                  342,067             340,039
Inventories                                                                                             229,970             281,451
Deferred income taxes                                                                                    42,919             100,274
Other current assets                                                                                     10,677              15,399
                                                                                                    -----------         -----------

     Total current assets                                                                             1,257,357             890,703

Property, plant and equipment, net                                                                      231,637             237,131
Intangibles, less accumulated amortization of $107,997 and $97,630, respectively                        487,522             497,696
Goodwill, less accumulated amortization of $132,991 and $122,110, respectively                          444,491             455,466
Deferred income taxes                                                                                     2,286               1,999
Investments and other assets                                                                            123,301             104,765
                                                                                                    -----------         -----------
TOTAL ASSETS                                                                                        $ 2,546,594         $ 2,187,760
                                                                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                    $   260,196         $   267,565
Other accrued liabilities                                                                               223,268             186,113
                                                                                                    -----------         -----------

     Total current liabilities                                                                          483,464             453,678
Deferred income taxes                                                                                    10,815              15,913
Other non-current liabilities                                                                            88,249              67,998
                                                                                                    -----------         -----------
     Total liabilities                                                                                  582,528             537,589
                                                                                                    -----------         -----------

Commitments and contingencies (See Note 5)

Stockholders' Equity:
Preferred Stock, $.01 par value; 20,000,000 shares authorized; no shares issued                              --                  --
Common Stock, $.01 par value; 400,000,000 shares authorized; 180,894,275 and
173,393,275 shares issued, respectively                                                                   1,809               1,734
Additional paid-in capital                                                                            1,957,312           1,742,824
Note receivable from stockholder                                                                        (34,168)            (40,615)
Retained earnings                                                                                       135,511              36,214
Accumulated other comprehensive income, net of taxes of $50,672 and $1,020, respectively                 83,436               2,845
                                                                                                    -----------         -----------
                                                                                                      2,143,900           1,743,002
Less - Treasury Stock, at cost, 7,271,338 and 4,619,069 shares, respectively                           (179,834)            (92,831)
                                                                                                    -----------         -----------
Total stockholders' equity                                                                            1,964,066           1,650,171
                                                                                                    -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 2,546,594         $ 2,187,760
                                                                                                    ===========         ===========


                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited - In thousands, except per share information)


                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          ---------------------------  --------------------------
                                                                             1999           1998           1999          1998
                                                                          -------------  ------------  ------------   ------------
NET SALES                                                                  $   544,263   $   518,196    $ 1,590,354    $ 1,423,621
Cost of sales                                                                  386,008       365,333      1,135,895      1,036,649
                                                                           -----------   -----------    -----------    -----------
GROSS PROFIT                                                                   158,255       152,863        454,459        386,972
                                                                           -----------   -----------    -----------    -----------
OPERATING EXPENSES:
    Selling, general and administrative                                         40,855        46,237        131,654        148,005
    Litigation costs                                                            43,000            --         43,000             --
    Research and development                                                    41,903        42,227        124,793        200,396
    Goodwill amortization                                                        3,610         3,562         10,891         10,685
                                                                           -----------   -----------    -----------    -----------
         Total operating expenses                                              129,368        92,026        310,338        359,086
                                                                           -----------   -----------    -----------    -----------
OPERATING INCOME                                                                28,887        60,837        144,121         27,886
Other income (expense) - net (including equity interest in Partnership
     losses of $5,635, $4,940, $17,240 and $22,793, respectively)                  547         1,291           (607)        (8,513)
Interest income - net                                                            4,038         1,389         12,108            125
                                                                           -----------   -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                                      33,472        63,517        155,622         19,498
Provision for income taxes                                                     (11,130)      (24,108)       (56,325)       (10,018)
                                                                           -----------   -----------    -----------    -----------
NET INCOME                                                                 $    22,342   $    39,409    $    99,297    $     9,480
                                                                           ===========   ===========    ===========    ===========
Earnings Per Share - Basic                                                 $      0.13   $      0.23    $      0.57    $      0.06
                                                                           ===========   ===========    ===========    ===========
Earnings Per Share - Diluted                                               $      0.12   $      0.22    $      0.52    $      0.06
                                                                           ===========   ===========    ===========    ===========
Weighted-Average Shares Outstanding - Basic                                    173,455       168,932        173,907        156,679
Weighted-Average Shares Outstanding - Diluted                                  190,117       179,068        189,440        165,164

                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                                                                                            NOTE
                                                                                        ADDITIONAL        RECEIVABLE
                                                              COMMON STOCK               PAID-IN             FROM
                                                       ------------------------
                                                          SHARES         AMOUNT          CAPITAL         STOCKHOLDER
                                                       -----------   -----------      -------------    -------------
Balance, January 1, 1999                                173,393      $     1,734      $ 1,742,824      $   (40,615)

Net income                                                   --               --               --               --
Other comprehensive income, net-of-tax:
   Unrealized gains on available-for-sale
      securities                                             --               --               --               --
   Foreign currency translation adjustments                  --               --               --               --

Comprehensive income
Treasury stock purchases (5,300 shares)                      --               --               --               --
Exercise of stock options and related tax
   benefit (2,648 shares issued from Treasury)               --               --            4,059               --
Issuances of shares                                       7,501               75          187,425               --
Payment of note receivable from stockholder                  --               --               --            6,447
Warrant costs related to customer purchases                  --               --           23,004               --
                                                    -----------      -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 1999                             180,894      $     1,809      $ 1,957,312      $   (34,168)
                                                    ===========      ===========      ===========      ===========



                                                                         ACCUMULATED
                                                                            OTHER                           TOTAL
                                                       RETAINED         COMPREHENSIVE     TREASURY        STOCKHOLDERS'

                                                       EARNINGS        INCOME, NET         STOCK            EQUITY
                                                     -----------      -------------     ------------      -----------
Balance, January 1, 1999                             $    36,214      $     2,845       $   (92,831)      $ 1,650,171

Net income                                                99,297               --                --            99,297
Other comprehensive income, net-of-tax:
   Unrealized gains on available-for-sale
      securities                                              --           81,110                --            81,110
   Foreign currency translation adjustments                   --             (519)               --              (519)
                                                                                                          -----------
Comprehensive income                                                                                          179,888
Treasury stock purchases (5,300 shares)                       --               --          (148,400)         (148,400)
Exercise of stock options and related tax
   benefit (2,648 shares issued from Treasury)                --               --            61,397            65,456
Issuances of shares                                           --               --                --           187,500
Payment of note receivable from stockholder                   --               --                --             6,447
Warrant costs related to customer purchases                   --               --                --            23,004
                                                     -----------      -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 1999                          $   135,511      $    83,436       $  (179,834)      $ 1,964,066
                                                     ===========      ===========       ===========       ===========


                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 -----------------------------
                                                                    1999               1998
                                                                 ----------          ---------
Operating Activities:
 Net income                                                      $  99,297           $   9,480
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                   65,654              60,146
    Warrant costs related to customer purchases                     23,004              18,121
    Gain on sales of short-term investments                        (19,285)            (11,429)
    Losses from asset sales and write-downs, net                    12,454               8,858
    Loss from equity investment                                     17,240              22,793
    Changes in assets and liabilities:
         Accounts receivable                                        (2,028)             17,856
         Inventories                                                45,381              12,676
         Prepaid expenses and other current assets                   4,722                 360
         Deferred income taxes                                       2,317             (43,771)
         Non-current assets                                          3,594               1,225
         Accounts payable and other accrued liabilities             54,542              50,739
         Other non-current liabilities                              (1,101)             (1,074)
     Other                                                            (628)               (899)
                                                                 ---------           ---------
Net cash provided by operating activities                          305,163             145,081
                                                                 ---------           ---------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                     (45,215)            (58,963)
    Investments and other assets                                   (66,823)             (7,995)
    Proceeds from sales of short-term investments                   19,916              11,429
                                                                 ---------           ---------
Net cash used in investing activities                              (92,122)            (55,529)
                                                                 ---------           ---------

FINANCING ACTIVITIES:
    Proceeds from stock option exercises                            40,700              55,844
    Proceeds from issuance of shares                               187,500                  --
    Purchase of treasury shares                                   (148,400)            (64,584)
    Payment of note receivable from stockholder                      6,447                  --
                                                                 ---------           ---------
Net cash provided by (used in) financing activities                 86,247              (8,740)
                                                                 ---------           ---------

Change in cash and cash equivalents                                299,288              80,812
Cash and cash equivalents, beginning of period                     148,675              35,225
                                                                 ---------           ---------

Cash and cash equivalents, end of period                         $ 447,963           $ 116,037
                                                                 =========           =========


                 See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. COMPANY BACKGROUND

     General Instrument Corporation ("General Instrument" or the "Company"), formerly NextLevel Systems, Inc., is a leading worldwide provider of integrated and interactive broadband access solutions and, with its strategic partners and customers, is advancing the convergence of the Internet, telecommunications and video entertainment industries. The Company is the world's leading supplier of digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators, and is a provider of digital satellite television systems for programmers, direct-to-home ("DTH") satellite networks and private networks for business communications. Through its limited partnership interest in Next Level Communications L.P. (the "Partnership") and its interest in the Partnership's successor, Next Level Communication, Inc., (see Notes 10 and 14), the Company provides next-generation broadband access solutions for local telephone companies with the NLevel3(R) Switched Digital Access System ("NLevel3").

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

    In September, 1999, the Company entered into a definitive agreement of merger with Motorola, Inc. and its wholly-owned subsidiary, Lucerne Acquisition Corp. Under the merger agreement, which is subject to customary regulatory and stockholder approvals, each share of the Company would be exchanged for 0.575 shares of Motorola, Inc.

2. BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of the Company. The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, the consolidated statement of stockholders' equity for the nine months ended September 30, 1999 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 of the Company are unaudited and reflect all adjustments of a normal, recurring nature (except for those charges disclosed in Notes 7, 8 and 10) which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)



3.  INVENTORIES

     Inventories consist of:

                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                          ------------------     -----------------
Raw materials                 $124,045               $103,807
Work in process                 24,605                 19,236
Finished goods                  81,320                158,408
                              --------               --------
                              $229,970               $281,451
                              ========               ========

4. INVESTMENTS

    At September 30, 1999 and December 31, 1998, all of the Company's marketable equity securities were classified as available-for-sale. Proceeds from the sales of available-for-sale securities for the three and nine months ended September 30, 1999 were $7 million and $20 million, respectively. The related realized gains for the three and nine months ended September 30, 1999 were $7 million and $19 million, respectively. Proceeds and the related realized gains from the sales of available-for-sale securities for the three and nine months ended September 30, 1998 were $7 million and $11 million, respectively. Realized gains were determined using the securities' cost. At September 30, 1999, $184 million of these securities are included in short-term investments, and the remaining balance is included in investments and other assets. At December 31, 1999, all securities were reflected in short-term investments.

                                                SEPTEMBER 30, 1999                    DECEMBER 31, 1998
                                        ------------------------------------  -----------------------------------
                                                        GROSS                                GROSS
                                            FAIR     UNREALIZED    COST          FAIR     UNREALIZED    COST
                                            VALUE       GAINS      BASIS        VALUE        GAINS      BASIS
                                        ------------------------------------  -----------------------------------
         Marketable Equity Securities      $193,961    $134,627   $ 59,334        $4,865     $ 3,865    $ 1,000
                                        ====================================  ===================================

5. COMMITMENTS AND CONTINGENCIES

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distribution, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT2200 and Digicipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distribution, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and certain defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. No ruling has been made on the class certification issue. The Company intends to vigorously contest these actions.

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

    In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight sought injunctive relief as well as damages. The first part of a bifurcated arbitration proceeding, relating to the Company's advanced analog products, began on March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. Oral arguments to the panel by the Company and StarSight were concluded on May 23, 1999. On October 4, 1999, the arbitration panel released an interim decision with respect to advanced analog products only. The arbitration panel found that the Company had breached the license agreement and had misappropriated certain StarSight trade secrets relating to electronic program guides. The arbitration panel rejected StarSight's interpretation of its patents and also

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

found that the Company did not commercialize products that incorporate those patents. The panel further denied StarSight's request for an injunction. The arbitration panel found that StarSight is entitled to compensatory and punitive damages. The amount of such damages will be finally determined by the arbitrators based on damage calculations submitted by the parties. The Company estimates that compensatory damages will be in the range of $25 to $36 million. An additional 50% of such amount will be added as punitive damages, plus attorneys fees and costs. General Instrument has not determined whether it will oppose confirmation of the damage award. A separate phase of the arbitration relating to the use of electronic program guides on digital cable set-top terminals and satellite receivers is not anticipated to be scheduled until the second quarter of 2000. Unlike its advanced analog products, the Company does not sell a Company electronic program guide with its digital cable set-top terminals. The Company denies StarSight's allegations in the second phase and will continue to vigorously contest this action.

    On November 30, 1998, an action entitled Gemstar Development Corporation and Index Systems, Inc. v. General Instrument Corporation was filed in the United States District Court for the Northern District of California. The complaint alleges infringement by the Company of two U.S. patents allegedly covering electronic program guides. The complaint seeks unspecified damages and an injunction. After filing this action, the plaintiffs sought to consolidate discovery for this action with other program guide related patent infringement actions pending against Pioneer Electronics Corp., Scientific-Atlanta, Inc., and Prevue Networks, Inc. On April 26, 1999, the Judicial Panel on Multidistrict Litigation ordered the transfer of this action to the Northern District of Georgia for consolidated pretrial proceedings with the Pioneer Electronics Corp. and Scientific-Atlanta, Inc. actions. Scheduling and other preliminary discovery matters are currently awaiting an order from the Court. The Company denies that it infringes the subject patents and intends to vigorously defend this action.

6. LONG-TERM DEBT

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of (i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, and a Eurodollar rate (LIBOR) plus a margin which varies based on certain performance criteria. The Company is also able to set interest rates through a competitive bid procedure. In addition, the Credit Agreement requires the Company to pay a facility fee on the total loan commitment. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA of less than 3 to 1. In addition, under the Credit Agreement, certain changes in control of the Company, including the merger with Motorola, Inc., would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate, and as of September 30, 1999, the Company was in compliance with all financial and operating covenants under the Credit Agreement. At September 30, 1999, the Company had available credit of $500 million under the Credit Agreement. The Company had approximately $106 million of letters of credit outstanding at September 30, 1999, but has entered into an agreement that would reduce that amount by $75 million.

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

    On April 29, 1999, PRIMESTAR, Inc. ("PRIMESTAR") announced that it had completed the previously announced sale of its direct broadcast satellite ("DBS") medium-power business and assets to Hughes Electronics Corporation ("Hughes"). Sales to PRIMESTAR accounted for 11% of the Company's sales in 1998. The Company currently expects future PRIMESTAR purchases of medium-power equipment from the Company to be insignificant. Further, as a result of the previously announced purchase by Hughes of PRIMESTAR's rights to acquire certain high-power satellite assets, the Company does not expect to supply any high-power equipment to PRIMESTAR. In the first quarter of 1999, in connection with the announcement of the PRIMESTAR developments, the Company evaluated its overhead structure and took steps to further consolidate its San Diego, California and Horsham, Pennsylvania operations, including reducing headcount by approximately 200. The Company recorded a pre-tax charge of approximately $15 million during the first quarter of 1999 which primarily included $6 million for severance costs, $6 million for the write-down of PRIMESTAR related inventory to its lower of cost or market, $2 million for the write-down of fixed assets used to manufacture PRIMESTAR products to their estimated fair values and $1 million of facility costs. Of these charges, $8 million were recorded as cost of sales and $7 million were recorded as SG&A expense.

    The following tabular reconciliation summarizes the restructuring activity from January 1, 1998 through September 30, 1999:

                         BALANCE AT          1998            BALANCE AT           1999            BALANCE AT
                                     ----------------------               ---------------------
                         JANUARY 1,              AMOUNTS    DECEMBER 31,              AMOUNTS   SEPTEMBER 30,
                            1998     ADDITIONS   UTILIZED       1998      ADDITIONS   UTILIZED       1999
                         ----------- ---------- ----------- ------------- ---------- ---------- ---------------
                                                             (in millions)
Inventory (1)              $  --       $  --      $  --        $  --         $ 6.1       $(3.8)      $ 2.3
Property, Plant &
   Equipment (1)             7.8         4.6      (12.4)          --           2.2          --         2.2

Facility Costs              10.5         3.3      (10.0)         3.8           0.8        (1.1)        3.5

Severance                   19.9         7.6      (26.7)         0.8           5.7        (4.5)        2.0
                           =====       =====      =====        =====         =====       =====       =====
Total                      $38.2       $15.5      $(49.1)      $ 4.6         $14.8       $(9.4)      $10.0
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

8. OTHER CHARGES AND LITIGATION COSTS

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

    The following tabular reconciliation summarizes the other charge activity discussed above:

                               BALANCE AT            1998              BALANCE AT      1999        BALANCE AT
                                            ------------------------                ------------
                               JANUARY 1,                 AMOUNTS     DECEMBER 31,    AMOUNTS    SEPTEMBER 30,
                                  1998       ADDITIONS   UTILIZED         1998        UTILIZED        1999
                               ------------ ----------- ------------  ------------- ------------ ---------------
                                                                (in millions)
        Inventory (1)            $43.3          $15.0       $(43.3)       $15.0          $(4.5)        $10.5
        Property, Plant &
           Equipment (1)           8.4             --        (1.1)          7.3           (7.3)           --
        Professional Fees &
           Other Costs             3.2           10.1       (13.3)           --             --            --
        Partnership Related                                                                               --
           Costs                    --          8.4 -        (8.4)           --             --            --
                                 -----          -----       -----         -----          -----         -----
        Total                    $54.9          $33.5       $(66.1 )      $22.3          $(11.8)       $10.5
                                 =====          =====       =====         =====          =====         =====

(1) These charges represent a direct reduction to the inventory and property, plant and equipment balances to reflect these assets at their lower of cost or market and fair values, respectively. The amounts utilized reflect the disposition of such identified assets.

    During the three months ended September 30, 1999, the Company recorded a $43 million charge related to the American Arbitration Association panel's interim decision in the breach of contract dispute between the Company and StarSight Telecast, Inc. The arbitrators found that the Company had breached a license agreement and misappropriated certain StarSight trade secrets relating to electronic program guides and that StarSight is entitled to compensatory and punitive damages. The amount of such damages will be finally determined by the arbitrators after further submissions are made by the parties. The Company estimates that compensatory damages will be in the range of $25 to $36 million. An additional 50% of such amount will be added as punitive damages, plus attorneys fees and costs. See Note 5.

9.  OTHER INCOME (EXPENSE) - NET

    Other income (expense)-net for the three and nine months ended September 30, 1999 primarily includes $7 million and $19 million, respectively, related to gains on the sales of short-term investments offset by $6 million and $17 million, respectively, related to the Company's share of the Partnership losses. Other income (expense)-net for the three and nine months ended September 30, 1998 primarily reflects $5 million and $23 million, respectively, related to the Company's share of the Partnership losses, including the Company's share of a $5 million litigation settlement and compensation expense related to key executives of an acquired company for the nine months ended September 30, 1998, offset by $7 million and $11 million, respectively, related to gains on the sales of short-term investments and $5 million for the nine months ended September 30, 1998 related to proceeds received from the settlement of an insurance claim.

10. THE NEXT LEVEL COMMUNICATIONS BUSINESS

    In January 1998, the Company transferred at historical cost the net assets, the underlying NLC technology, and the management and workforce of NLC to a newly formed limited partnership (the "Partnership") in exchange for approximately an 89% limited partnership interest (subject to additional dilution). Such transaction was accounted for at historical cost. The limited partnership interest is included in "investments and other assets" in the accompanying consolidated balance sheet at September 30, 1999. The operating general partner, which was formed by Spencer Trask & Co. ("Spencer Trask"), an unrelated third party, acquired approximately an 11% interest in the Partnership and has the potential to acquire up to an additional 11% in the future. The Company does not have the option to acquire the operating general partner's interest in the Partnership. Net assets transferred to the Partnership at formation of $45 million primarily included property, plant and equipment, inventories and accounts receivable partially offset by accounts payable and accrued expenses.

    In addition, in January 1998, the Company advanced $75 million to the Partnership in exchange for an 8% debt instrument (the "Note"), and the Note contains normal creditor security rights, including a prohibition against incurring amounts of indebtedness for borrowed money in excess of $10 million. Since the repayment of the Note was solely dependent upon the results of the Partnership's research and development activities and the commercial success of its product

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


development, the Company recorded a charge to R&D expense during the quarter ended March 31, 1998 to fully reserve for the Note concurrent with the funding. The proceeds of the Note are being utilized to fund the R&D activities of the Partnership to develop the aforementioned telecommunication technology for widespread commercial deployment. During 1998, the Company agreed to make additional equity investments in the Partnership, aggregating $50 million, beginning in November 1998, to fund the Partnership's growth and assist the Partnership in meeting its forecasted working capital requirements. The Company completed these equity investments in the second quarter of 1999.

    The Company accounts for its interest in the Partnership as an investment under the equity method of accounting. Further, the Company's share of the Partnership's losses related to future R&D activities, up to a maximum of $75 million, are being offset against the $75 million reserve discussed above. For the three and nine months ended September 30, 1999, the Company's share of the Partnership's losses was $6 million and $17 million, respectively, (net of the Company's share of R&D expenses of $11 million and $32 million, respectively). For the three and nine months ended September 30, 1998, the Company's share of the Partnership's losses was $5 million and $23 million, respectively, (net of the Company's share of R&D expenses of $11 million and $31 million, respectively). The Company has eliminated its interest income from the Note against its share of the Partnership's related interest expense on the Note. The Company's net equity investment in the Partnership was $53 million at September 30, 1999.

    The following summarized financial information is provided for the Partnership for the three and nine months ended September 30, 1999 and 1998:

                                           THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------    ---------------------------------------
                                              1999                 1998                  1999                 1998
                                       -----------------    ------------------    ------------------   ------------------
Net sales                                     $ 14,240              $ 14,601              $ 32,430             $ 21,208
Gross profit (loss)                              1,411                  (497)                2,461                 (568)
Loss before income taxes                       (20,751)              (18,161)              (59,948)             (60,282)
Net cash used in operating activities          (20,259)              (24,596)              (44,378)             (63,017)

    In November, 1999, in connection with the initial public offering of Next Level Communications, Inc., the corporate successor to the Partnership, the Company contributed the Note and accrued interest thereon, in exchange for additional ownership interest in Next Level Communications, Inc. See Note 14.

11. RELATED PARTY TRANSACTIONS

    A wholly-owned subsidiary of AT&T is a greater than 10% stockholder of the Company. AT&T is also a significant customer of the Company. Sales to AT&T (Tele-Communications, Inc prior to its merger with AT&T) represented 30% and 31% of total Company sales for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. Management believes the transactions with AT&T are at arms length and are under terms no less favorable to the Company than those with other customers. At September 30, 1999 and December 31, 1998 accounts receivable from AT&T totaled $17 million and $81 million, respectively.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)


12. SEGMENT INFORMATION

    Selected information regarding the Company's reportable segments follows:

                                                              SATELLITE
                                            BROADBAND       AND BROADCAST
                                            NETWORKS            NETWORK                              TOTAL
                                             SYSTEMS           SYSTEMS          UNALLOCATED         COMPANY
                                           -------------     ------------     -------------        -----------
THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Net sales                                  $   490,687       $    53,576      $        --          $   544,263
Operating income                                71,267             7,918          (50,298)(b)           28,887
Other income - net                                                                                         547
Interest income - net                                                                                    4,038
Income before income taxes                                                                              33,472

Segment assets (a)                             665,291           121,777           16,606(c)           803,674

THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------
Net sales                                  $   413,658       $   104,538      $        --          $   518,196
Operating income                                67,531            12,144          (18,838)(b)           60,837
Other income - net                                                                                       1,291
Interest income - net                                                                                    1,389
Income before income taxes                                                                              63,517

Segment assets (a)                             593,271           197,788           18,888 (c)          809,947

NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Net sales                                  $ 1,396,873       $   193,481      $        --          $ 1,590,354
Operating income                               200,243            25,465          (81,587)(b)          144,121
Other expense - net                                                                                       (607)
Interest income - net                                                                                   12,108
Income before income taxes                                                                             155,622

NINE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------
Net sales                                  $ 1,104,273       $   319,348      $        --          $ 1,423,621
Operating income                               161,575            29,810         (163,499)(b)           27,886
Other expense - net                                                                                     (8,513)
Interest income - net                                                                                      125
Income before income taxes                                                                              19,498

-------------------

(a) Segment assets include accounts receivable, inventories and property, plant and equipment. Other balance sheet items are not allocated to the segments.

(b) Primarily reflects unallocated amounts, including (i) goodwill amortization of $4 million and $11 million for the three and nine months ended September 30, 1999, respectively, and $4 million and $11 million for the three and nine months ended September 30, 1998, respectively, (ii) litigation costs of $43 million for the three and nine months ended September 30, 1999 (see
     Note 8) and (iii) restructuring and other charges of $15 million for the nine months ended September 30, 1999 and $115 million for the nine months ended September 30, 1998, (see Notes 7 and 8). The remaining reconciling amounts reflect unallocated selling, general and administrative expenses and other overhead costs.

(c) Primarily reflects unallocated accounts receivable of $6 million and $21 million at September 30, 1999 and 1998, respectively, and certain unallocated property, plant and equipment balances of $16 million at September 30, 1999 and 1998, offset by write-downs related to restructuring and other charges not allocated to the segments for internal management reporting purposes.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

13. OTHER INFORMATION

    Earnings (Loss) Per Share. The calculation of diluted weighted-average shares outstanding included the dilutive effects of stock options and warrants of 4,271 shares and 12,391 shares, respectively, for the three months ended September 30, 1999 and the dilutive effects of stock options and warrants of 4,124 shares and 11,409 shares, respectively, for the nine months ended September 30, 1999. The calculation of diluted weighted-average shares outstanding included the dilutive effects of stock options and warrants of 2,806 shares and 7,330 shares, respectively, for the three months ended September 30, 1998 and the dilutive effects of stock options and warrants of 2,380 shares and 6,105 shares, respectively, for the nine months ended September 30, 1998.

    License Amortization. Intangible assets consist primarily of a license, which is being amortized over its 20-year term based on the expected revenue stream. The revenue earned from the license is solely dependent on the Company's deployment of digital terminals and such deployment is expected to rise significantly during the 20-year term. The Company believes the expected revenue stream is a reliable measure of the future benefit of the license both in the aggregate and in terms of the periods to which such benefit will be realized. Accordingly, the Company believes this method of amortization is a more appropriate method than straight-line. At each reporting date, the Company's method of amortization requires the determination of a fraction, the numerator of which is the actual revenues for the period and the denominator of which is the expected revenues from the license during its 20-year term. Under the Company's method, amortization for the three and nine months ended September 30, 1999 was approximately $0.8 million and $2.5 million, respectively, and accumulated amortization as of September 30, 1999 was approximately $3.2 million.

    Comprehensive Income (Loss). Total comprehensive income was $64 million and $180 million for the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1998, total comprehensive income was $26 million and total comprehensive loss was $7 million, respectively.

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

14. SUBSEQUENT EVENT

    On November 9, 1999, Next Level Communications, Inc. ("NLCI") priced its initial public offering of 8,500,000 shares of common stock. NLCI is the corporate successor to the Partnership, of which a General Instrument subsidiary was the limited partner. In connection with this offering, the Partnership and the Company's wholly owned subsidiary, the limited partner, were merged into NLCI and the Company contributed the Note (see Note 10) and accrued interest thereon to NLCI in exchange for 64,103,724 shares of common stock of NLCI. This represents approximately 80% of the shares outstanding immediately after the offering (approximately 64% on a fully diluted basis) after giving effect to the exercise of the underwriters' over-allotment option. The Company has deposited all of its shares into a voting trust that limits its voting power to 49% of all outstanding shares of common stock; accordingly, the Company will continue to account for its ownership interest as an investment under the equity method of accounting. It is anticipated that the voting trust will terminate immediately upon the completion of the pending merger with Motorola, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

    Net sales for the three months ended September 30, 1999 were $544 million, an increase of $26 million, or 5%, over net sales of $518 million for the three months ended September 30, 1998. Net sales for the nine months ended September 30, 1999 were $1,590 million compared to $1,424 million for the nine months ended September 30, 1998, an increase of $166 million, or 12%. The increases in net sales for the three and nine month periods reflect higher sales of digital cable systems, transmission and high speed data products, partially offset by lower sales of analog cable and satellite products. Digital and analog products represented 60% and 40%, respectively, of total sales for the nine months ended September 30, 1999 and 54% and 46%, respectively, of total sales for the nine months ended September 30, 1998.

    Worldwide broadband sales (consisting of digital and analog cable and wireless television systems, transmission network systems and high speed data products) of $491 million and $1,397 million for the three and nine months ended September 30, 1999, respectively, increased $77 million, or 19%, and $293 million, or 27%, respectively, from the comparable 1998 periods, primarily as a result of increased U.S. sales volume of digital cable terminals and headends, transmission product sales and high speed data product sales, partially offset by lower sales of analog cable systems. These sales reflect the commitment of cable television operators to deploy interactive digital systems in order to offer advanced entertainment, interactive services and Internet access to their customers. During the three months ended September 30, 1999 and 1998, broadband sales in the U.S. were 86% and 88%, respectively, combined U.S. and Canadian sales were 90% and 89%, respectively, and all other international sales were 10% and 11%, respectively, of total worldwide broadband sales. For the nine months ended September 30, 1999 and 1998, broadband sales in the U.S. were 85%, combined U.S. and Canadian sales were 89% and 86%, respectively, and all other international sales were 11% and 14%, respectively, of total worldwide broadband sales. The decrease in international sales from 1998 was experienced primarily in the Latin American and European regions and international sales are not expected to return to historical levels in the near-term.

    Worldwide satellite sales of $54 million and $193 million for the three and nine months ended September 30, 1999, respectively, decreased $51 million, or 49%, and $126 million, or 39%, respectively, from the comparable 1998 period, primarily as a result of lower sales to PRIMESTAR, Inc. ("PRIMESTAR"). On April 29, 1999, PRIMESTAR announced that it had completed the previously announced sale of its direct broadcast satellite ("DBS") medium-power business and assets to Hughes Electronics Corporation ("Hughes"). The Company currently expects future PRIMESTAR purchases of medium-power equipment from the Company to be insignificant. Further, as a result of the previously announced purchase by Hughes of PRIMESTAR's rights to acquire certain high-power satellite assets, the Company does not expect to supply any high-power equipment to PRIMESTAR.

    During the three months ended September 30, 1999 and 1998, satellite sales in the U.S. were 40% and 84%, respectively, combined U.S. and Canadian sales were 90% and 99%, respectively, and all other international sales were 10% and 1%, respectively, of total worldwide satellite sales. For the nine months ended September 30, 1999 and 1998, satellite sales in the U.S. were 61% and 91%, respectively, combined U.S. and Canadian sales were 89% and 98%, respectively, and all other international sales were 11% and 2%, respectively, of total worldwide satellite sales. The increase in international satellite sales during 1999 was experienced primarily in the Latin American region.

    AT&T (TCI prior to its merger with AT&T) accounted for approximately 30% of the Company's consolidated net sales for the nine months ended September 30, 1999. For the year ended December 31, 1998, TCI and PRIMESTAR represented approximately 31% and 11%, respectively, of total Company sales.

GROSS PROFIT

    Gross profit was $158 million and $454 million for the three and nine months ended September 30, 1999, respectively, compared to $153 million and $387 million for the three and nine months ended September 30, 1998, respectively. Gross profit was 29% of sales for the three and nine months ended September 30, 1999, respectively, compared to 30% and 27% of sales for the comparable 1998 periods. Gross profit for the nine months ended September 30, 1999 included a $6 million gain, recorded in the second quarter of 1999, related to the favorable resolution of certain duty matters and $8 million of restructuring charges (see
Note 7 and "Restructurings" below) recorded in the first quarter of 1999, primarily related to the write-down of PRIMESTAR related inventory to its lower of cost or market and the write-down of fixed assets used to manufacture PRIMESTAR products to their estimated fair values. Gross profit for the nine months ended September 30,

1998 included $9 million of restructuring charges (see Note 7 and "Restructurings" below) and $18 million of other charges (see Note 8 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, the write-down of fixed assets to their estimated fair values and the write-down of inventories to their lower of cost or market.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general & administrative ("SG&A") expense was $41 million and $132 million for the three and nine months ended September 30, 1999, respectively, compared to $46 million and $148 million for the three and nine months ended September 30, 1998, respectively. SG&A expense decreased as a percentage of sales to 8% for the three and nine months ended September 30, 1999, respectively, from 9% and 10% for the three and nine months ended September 30, 1998, respectively. SG&A for the nine months ended September 30, 1999 included $7 million of restructuring charges (see Note 7 and "Restructurings" below) recorded in the first quarter of 1999, primarily related to severance costs recorded in connection with the announcement of the PRIMESTAR developments. These restructuring activities have driven the reductions of ongoing SG&A expense. SG&A for the nine months ended September 30, 1998 included $6 million of restructuring charges (see Note 7 and "Restructurings" below) and $7 million of other charges (see Note 8 and "Other Charges" below) recorded in the first quarter of 1998, primarily related to severance and other employee separation costs, costs associated with the closure of various facilities, including moving costs and costs associated with changing the Company's corporate name.

LITIGATION COSTS

    During the three months ended September 30, 1999, the Company recorded a $43 million charge related to the American Arbitration Association panel's interim decision in the breach of contract dispute between the Company and StarSight Telecast, Inc. The arbitrators found that the Company had breached a license agreement and misappropriated certain StarSight trade secrets relating to electronic program guides and that StarSight is entitled to compensatory and punitive damages. The amount of such damages will be finally determined by the arbitrators after further submissions are made by the parties. The Company estimates that compensatory damages will be in the range of $25 to $36 million. An additional 50% of such amount will be added as punitive damages, plus attorneys fees and costs. In the event this award is ultimately confirmed by a court, the Company would be able to satisfy the judgment without any material impact on its financial condition or future operations (see Note 5).

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expense was $42 million and $125 million for the three and nine months ended September 30, 1999, respectively, compared to $42 million and $200 million, respectively, for the comparable 1998 periods. R&D expense for the nine months ended September 30, 1998 included a $75 million charge to fully reserve the Partnership Note (see Note 10). Proceeds of the Partnership Note are being utilized by the Partnership to fund research and development activities to develop, for widespread commercial deployment, the next-generation telecommunications technology for the delivery of telephony, video, and data from the telephone company central office to the home. The Company's R&D spending in 1999 is focused on new product opportunities, including advanced digital services, high-speed internet and data systems, and next generation transmission network systems. In addition, the Company is incurring R&D expense to develop analog and digital products for international markets, reduce costs and expand the features of its digital cable and satellite systems.

OTHER INCOME (EXPENSE)--NET

        For the three and nine months ended September 30, 1999, other income-net was $1 million and other expense-net was $1 million, respectively. For the three and nine months ended September 30, 1998 other income-net was $1 million and other expense-net was $9 million, respectively. Other expense decreased in the nine months ended September 30, 1999 from the comparable 1998 period primarily due to a reduction in the Partnership's losses (see Note 10) and additional gains on the sales of short-term investments. Other income (expense)-net for the three and nine months ended September 30, 1999 primarily includes $7 million and $19 million, respectively, related to gains on the sales of short-term investments offset by $6 million and $17 million, respectively, related to the Company's share of the Partnership losses. Other income (expense)-net for the three and nine months ended September 30, 1998 primarily reflects $5 million and $23 million, respectively, related to the Company's share of the Partnership losses, including the Company's share of a $5 million litigation settlement and compensation expense related to key executives of an acquired company for the nine months ended September 30. 1998, offset by $7 million and $11 million, respectively, related to gains on the sales of short-term investments and $5 million for the nine months ended September 30, 1998 related to proceeds received from the settlement of an insurance claim.

INTEREST INCOME--NET

    Net interest income was $4 million and $12 million for the three and nine months ended September 30, 1999, respectively, compared to $1 million and $0.1 million for the three and nine months ended September 30, 1998, respectively. The increases in interest income reflect the higher average cash balances and debt free position during the three and nine months ended September 30, 1999.

INCOME TAXES

    The Company recorded a provision for income taxes of $11 million and $56 million for the three and nine months ended September 30, 1999, respectively, and a provision for income taxes of $24 million and $10 million, respectively, for the comparable 1998 periods. Excluding any restructuring and other charges and litigation costs recorded during these periods, the effective tax rate was approximately 37% and 38% for the nine months ended September 30, 1999 and 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1999 and 1998, cash provided by operations was $305 million and $145 million, respectively. Cash provided by operations primarily reflects net income excluding non-cash charges and improved working capital levels in both periods.

    At September 30, 1999, working capital (current assets less current liabilities) was $774 million compared to $437 million at December 31, 1998. The Company believes that working capital levels are appropriate to support the growth of the business; however, there can be no assurance that future industry-specific developments or general economic trends will not alter the Company's working capital requirements. As part of its overall treasury program, the Company will, from time to time, sell certain receivable balances to financial institutions to manage credit risk and/or working capital levels.

    During the nine months ended September 30, 1999 and 1998, the Company invested $45 million and $59 million, respectively, in equipment and facilities. The Company expects to continue to expand its capacity to meet increased current and anticipated future demands for digital products, with capital expenditures for the year expected to approximate $65 million. The Company's R&D expenditures were $125 million and $200 million (including the $75 million funding related to the Partnership's R&D activities) during the nine months ended September 30, 1999 and 1998, respectively. The Company expects total R&D expenditures to approximate $170 million for the year ending December 31, 1999.

    The Company has a bank credit agreement (the "Credit Agreement") which provides a $600 million unsecured revolving credit facility and matures on December 31, 2002. The Credit Agreement permits the Company to choose between two competitive interest rate options. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens and the sale of assets, and requires the maintenance of certain financial ratios. Significant financial ratios include (i) maintenance of consolidated net worth above $600 million adjusted for 50% of cumulative positive quarterly net income subsequent to June 30, 1997; (ii) maintenance of an interest coverage ratio based on EBITDA in comparison to net interest expense of greater than 5 to 1; and (iii) maintenance of a leverage ratio comparing total indebtedness to EBITDA of less than 3 to 1. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate. Under the Credit Agreement, certain changes in the control of the Company, including the merger with Motorola, Inc., would result in an event of default, and the lenders under the Credit Agreement could declare all outstanding borrowings under the Credit Agreement immediately due and payable. If the Company is unsuccessful in getting the lenders under the Credit Agreement to waive the event of default upon the completion of the proposed merger with Motorola, Inc., the Company believes that is has sufficient potential alternatives, including cash and cash equivalents, working capital and/or credit facilities provided through Motorola, Inc., to meet its future cash requirements. As of September 30, 1999, the Company was in compliance with all financial and operating covenants contained in the Credit Agreement and had available credit of $500 million.

    The Company's management assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations together with other financing arrangements. The Company believes that based upon its analysis of its consolidated financial position and its expected operating cash flows from future operations, along with available funding under the Credit Agreement or other financing alternatives subsequent to the proposed merger with Motorola, Inc., cash flows will be adequate to fund operations, research and development and capital expenditures. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

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

    To aid in communication with the Company's customers, suppliers and business partners, the Company developed an Internet web site that identifies the current Year 2000 status for each of the Company's products in accordance with the Company's Year 2000 compliance standard. The web site, which is updated periodically, also identifies available upgrades, as well as the contemplated completion date of testing and remediation for such products. In addition, the Company has provided detailed, customer-specific inventory information to major customers on a product-by-product basis in order to further assist such customers with their own Year 2000 compliance programs. In furtherance of providing information about its Year 2000 testing and remediation program, the Company has disclosed its test plan and methodologies to certain of its customers, strategic vendors and business partners. The Company is also participating in industry-wide joint system testing efforts and has participated in industry-wide forums with the Federal Communications Commission in order to facilitate awareness in the industry of Year 2000 Issues.

     The Company has also undertaken a review of its internal IT and non-IT systems to identify potential Year 2000 Issues. In 1996, the Company began the process of implementing a uniform worldwide business and accounting information system to improve internal reporting processes. The internal IT systems replaced include order entry systems, procurement and inventory management systems, and the Company's general financial systems. Based upon representations from the manufacturer and the Company's own internal testing, the Company believes that this uniform information system is Year 2000 compliant. The Company also has identified, replaced and/or upgraded legacy business systems that were not Year 2000 compliant and were not part of the uniform worldwide business and accounting information system. In conjunction with the Company's review of internal IT systems, the Company engaged an outside consulting firm with Year 2000 consulting experience to perform an assessment of the Company's processes and test methodologies and to benchmark such plans and methodologies against the practices of other companies. Based on these benchmark comparisons, certain recommendations were made related to the test plans. The Company is currently addressing these recommendations. With respect to non-IT systems, the Company is actively analyzing its in-line manufacturing equipment in order to assess and remediate any Year 2000 issues. To date, no material problems have been discovered, and the Company will continue to review, test and remediate (if necessary) such equipment. The Company has also evaluated its other critical non-IT facility and internal systems with date sensitive operating controls for Year 2000 Issues. While the Company believes that most of these systems will function without substantial Year 2000 compliance problems, the Company will continue to review, test and remediate (if necessary) such systems.

    The third phase of the Company's Year 2000 compliance program is the actual testing and remediation (if necessary) of the Company's IT products and systems. The Company has prioritized its testing and remediation work, focusing on products which the Company believes are more likely to be impacted by Year 2000 Issues. The Company has completed the testing and remediation (as necessary) of substantially all of its products in accordance with its adopted test plans and methodologies (except for end of life products). As of September 30, 1999, the Company estimates that it has completed approximately 98% of the Year 2000 readiness analysis required for its Advanced Network Systems, Digital Network Systems and Transmission Network Systems products. As of September 30, 1999, the Company estimates that it has completed approximately 95% of the Year 2000 readiness analysis for its Satellite and Broadcast Network Systems products. For certain of the Company's remaining products, testing and remediation (if necessary) is currently anticipated to be completed during the fourth quarter of 1999. The Company has completed testing and remediation of substantially all of its IT and non IT internal systems.

    The Company is presently evaluating each of its principal suppliers, service providers and other business partners to determine each of such party's Year 2000 status. The Company has developed a questionnaire and a Year 2000 certification for use with such third parties, and, as of September 30, 1999, the Company had contacted approximately 300 vendors about their Year 2000 compliance, including many of the vendors that the Company has identified as critical vendors. The Company is currently focused on obtaining Year 2000 Certifications or assurances from approximately 50 of these suppliers. The Company is currently developing appropriate contingency plans regarding these critical vendors, where formal Year 2000 certification has not been attained. The Company anticipates that this evaluation, along with the development and implementation of vendor contingency plans, will be on-going through the remainder of 1999. To date, no significant problems have been discovered.

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

The Costs to Address the Company's Year 2000 Issues

    The total cost associated with the Company's Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Company's Year 2000 remediation is not expected to exceed $5 million. Through September 30, 1999, the Company has spent approximately $3 million in connection with Year 2000 Issues. The cost of implementing the uniform worldwide business and accounting information system has not been included in this figure since the replacement of the previous systems was not accelerated due to Year 2000 Issues. All Year 2000 expenditures are made from the respective departments' budgets. The percentage of the IT budget during 1998 used for Year 2000 remediation was less than 3% and is expected to represent less than 3% of the IT budget for 1999. No IT projects have been deferred due to Year 2000 efforts.

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

The Company's Contingency Plans

    The Company is evaluating the need for certain contingency plans to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. For example, the Company has developed plans and procedures for its customer service division to assist customers with the transition through the Year 2000. Part of this plan includes processes and procedures recently used by the Company in connection with a program to upgrade a substantial number of analog addressable controllers to solve a date rollover issue prior to the year 1999. The Company is also evaluating the need for increasing inventory levels of key components of its manufactured products. Since the Company's Year 2000 compliance program is ongoing, its ultimate scope, as well as the consideration of additional contingency plans, will continue to be evaluated as new information becomes available.

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

FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may include forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends,"

"intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "subject to" and "scheduled." These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These risks include, but are not limited to, factors relating to the proposed merger with Motorola, Inc., uncertainties relating to general political and economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television capital spending, Year 2000 readiness, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations and foreign currency fluctuations and authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission. Reference is made to
Exhibit 99 in this Form 10-Q for a further discussion of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    Foreign currency exchange contracts are sensitive to changes in exchange rates. As of September 30, 1999, a hypothetical 10% fluctuation in the exchange rate of foreign currencies applicable to the Company, principally the new Taiwan dollar, would result in a net $3 million gain or loss on the contracts the Company has outstanding, which would offset the related net loss or gain on the assets, liabilities and transactions being hedged.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of the Distributing Company's common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Distributing Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prior to the Distribution, by allegedly making false and misleading statements and failing to disclose material facts about the Distributing Company's planned shipments in 1995 of its CFT2200 and Digicipher(R) products. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Distributing Company. The derivative action alleges that, prior to the Distribution, the members of the Distributing Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and certain defendants' alleged use of material non-public information to sell shares of the Distributing Company's stock for personal gain. Both actions seek unspecified damages and attorneys' fees and costs. The court granted the defendants' motion to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants answered the amended consolidated complaint in the class actions, denying liability, and filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied. In November 1998, the defendants filed an answer to the derivative action, denying liability. On January 21, 1999, the plaintiffs in the class actions filed their motion for class certification, including the defendants' opposition. No ruling has been made on the class certification issue. The Company intends to vigorously contest these actions.

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

    In May 1997, StarSight Telecast, Inc. ("StarSight") filed a Demand for Arbitration against the Company alleging that the Company breached the terms of a license agreement with StarSight by (a) developing a competing product that wrongfully incorporates StarSight's technology and inventions claimed within a certain StarSight patent, (b) failing to promote and market the StarSight product as required by the license agreement, and (c) wrongfully using StarSight's technical information, confidential information and StarSight's graphical user interface in breach of the license agreement. StarSight sought injunctive relief as well as damages. The first part of a bifurcated arbitration proceeding, relating to the Company's advanced analog products, began on March 22, 1999 before an arbitration panel of the American Arbitration Association in San Francisco, California. Oral arguments to the panel by the Company and StarSight were concluded on May 23, 1999. On October 4, 1999, the arbitration panel released an interim decision with respect to advanced analog products only. The arbitration panel found that the Company had breached the license agreement and had misappropriated certain StarSight trade secrets relating to electronic program guides. The arbitration panel rejected StarSight's interpretation of its patents and also found that the Company did not commercialize products that incorporate those patents. The panel further denied StarSight's request for an injunction. The arbitration panel found that StarSight is entitled to compensatory and punitive damages. The amount of such damages will be finally determined by the arbitrators based on damage calculations submitted by the parties. The Company estimates that compensatory damages will be in the range of $25 to $36 million. An additional 50% of such amount will be added as punitive damages, plus attorneys fees and costs. General Instrument has not determined whether it will oppose confirmation of the damage award. A separate phase of the arbitration relating to the use of electronic program guides on digital cable set-top terminals and satellite receivers is not anticipated to be scheduled until the second quarter of 2000. Unlike its advanced analog products, the Company does not sell a Company electronic program guide with its digital cable set-top terminals. The Company denies StarSight's allegations in the second phase and will continue to vigorously contest this action.

    On November 30, 1998, an action entitled Gemstar Development Corporation and Index Systems, Inc. v. General Instrument Corporation was filed in the United States District Court for the Northern District of California. The complaint alleges infringement by the Company of two U.S. patents allegedly covering electronic program guides. The complaint seeks unspecified damages and an injunction. After filing this action, the plaintiffs sought to consolidate discovery for this action with other program guide related patent infringement actions pending against Pioneer Electronics Corp., Scientific-Atlanta, Inc., and Prevue Networks, Inc. On April 26, 1999, the Judicial Panel on Multidistrict Litigation ordered the transfer of this action to the Northern District of Georgia for consolidated pretrial proceedings with the Pioneer Electronics Corp. and Scientific-Atlanta, Inc. actions. Scheduling and other preliminary discovery matters are currently awaiting an order from the Court. The Company denies that it infringes the subject patents and intends to vigorously defend this action.

 ITEM 5.  OTHER INFORMATION

    On November 9, 1999, Next Level Communications, Inc. priced its initial public offering of 8,500,000 shares of common stock. Next Level Communications, Inc. is the corporate successor to Next Level Communications L.P., of which a General Instrument subsidiary was the limited partner. In connection with this offering, Next Level Communications L.P. and the limited partner were merged into Next Level Communications, Inc. and General Instrument received 64,103,724 shares of common stock of Next Level Communications, Inc. This represents approximately 80% of the shares outstanding immediately after the offering (approximately 64% on a fully diluted basis) after giving effect to the exercise of the underwriters' over-allotment option.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27        Financial Data Schedule

         Exhibit 99        Forward-Looking Information


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated August 27, 1999, reporting in Item 5 of such report that Next Level Communications, Inc. filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of the common stock of Next Level Communications, Inc.

         The Company filed a Current Report on Form 8-K dated September 17, 1999, reporting in Item 5 of such report that on September 14, 1999, the Company entered into a definitive Agreement and Plan of Merger with Motorola, Inc. and its wholly-owned subsidiary, Lucerne Acquisition Corp.

         The Company filed a Current Report on Form 8-K dated September 23, 1999, disclosing in Item 5 of such report certain Slide Presentation Materials used by the Company's management in several investor conferences that were held on September 15, 1999 and September 16, 1999 following the announcement of the signing of an Agreement and Plan of Merger with Motorola, Inc. and its wholly-owned subsidiary, Lucerne Acquisition Corp.

         The Company filed a Current Report on Form 8-K dated October 7, 1999, reporting in Item 5 of such report that an American Arbitration Association panel released an interim decision in the breach of contract dispute between the Company and StarSight Telecast, Inc., a unit of Gemstar International Group, Ltd.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GENERAL INSTRUMENT CORPORATION

                                                /s/ Marc E. Rothman
                                               ----------- -------------------
                                                Marc E. Rothman
                                                Vice President, Financial
                                                Planning & Controller
                                                (Signing both in his
                                                capacity as Vice President
                                                on behalf of the Registrant
                                                and as chief accounting
                                                officer of the Registrant)

November 12, 1999
-------------------------
Date

                                INDEX TO EXHIBITS


EXHIBIT                 DESCRIPTION
-------                 -----------

Exhibit 27              Financial Data Schedule

Exhibit 99              Forward-Looking Information